Form 10-Q
period 1996-03-31
CASE CREDIT CORP
filed 1996-05-10
CIK 1005319

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Case Credit Corporation and Subsidiaries
    Balance Sheets........................................................   2
    Statements of Income..................................................   3
    Statements of Cash Flows..............................................   4
    Statement of Changes in Shareholder's Equity..........................   5
    Notes to Financial Statements.........................................   6
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................   7
Part II--Other Information
  Item 1. Legal Proceedings...............................................   *
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................   8

- --------
 *No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

                    CASE CREDIT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                         MARCH 31, DECEMBER 31,
                         ASSETS                            1996        1995
                         ------                          --------- ------------
Cash and cash equivalents...............................  $   12      $   15
Retail notes and finance leases.........................     728         829
Due from Trusts.........................................     275         262
                                                          ------      ------
    Total receivables...................................   1,003       1,091
Allowance for credit losses                                  (31)        (32)
                                                          ------      ------
    Total receivables--net..............................     972       1,059
Other receivables.......................................     --            1
Affiliated receivables..................................       5          16
Equipment on operating leases...........................      47          36
Other assets............................................      27          26
                                                          ------      ------
    Total...............................................  $1,063      $1,153
                                                          ======      ======
                 LIABILITIES AND EQUITY
                 ----------------------
Short-term debt.........................................  $  538      $  908
Accounts payable and other accrued liabilities..........      28          33
Deposits withheld from dealers..........................      18          19
Long-term debt..........................................     278         --
                                                          ------      ------
    Total liabilities...................................     862         960
                                                          ------      ------
Shareholder's equity
  Common stock, $5 par value, 200 shares authorized,
   issued and outstanding...............................     --          --
  Paid-in capital.......................................     199         199
  Cumulative translation adjustment.....................      (6)         (8)
  Retained earnings.....................................       8           2
                                                          ------      ------
    Total shareholder's equity..........................     201         193
                                                          ------      ------
    Total...............................................  $1,063      $1,153
                                                          ======      ======


  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1996, AND 1995
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                   THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                   -------------
                                                                    1996   1995
                                                                   ------ ------
Revenues:
  Finance income earned on retail notes and finance leases........  $12    $ 8
  Interest income from Case Corporation...........................    5      9
  Net gain on retail notes sold...................................   29     18
  Securitization and servicing fee income.........................   16     15
  Other income....................................................    4      1
                                                                    ---    ---
      Total revenues..............................................   66     51
Expenses:
  Interest expense................................................   17     10
  Operating expenses:
    Fees charged by Case Corporation..............................    5      4
    Administrative and operating expenses.........................    3      1
    Provision (credit) for credit losses..........................   (1)    --
    Other.........................................................   --      1
                                                                    ---    ---
      Total operating expenses....................................    7      6
                                                                    ---    ---
      Total expenses..............................................   24     16
                                                                    ---    ---
Income before taxes...............................................   42     35
Income tax provision..............................................   16     14
                                                                    ---    ---
Net income........................................................  $26    $21
                                                                    ===    ===



  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                     THREE
                                                                    MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                  ------------
                                                                  1996   1995
                                                                  -----  -----
Operating activities:
  Net income..................................................... $  26  $  21
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of equipment on operating leases................     2    --
    Net gain on retail notes sold................................   (29)   (18)
    Changes in components of working capital:
      (Increase) decrease in other assets........................     8    --
      (Decrease) increase in accounts payables and other accrued
       liabilities...............................................    (6)   --
    Other, net...................................................     2      3
                                                                  -----  -----
        Net cash provided by operating activities................     3      6
                                                                  -----  -----
Investing activities:
  Cost of receivables acquired...................................  (434)  (446)
  Collections of receivables.....................................    74     31
  Proceeds from sales of receivables.............................   484    351
  Purchase of equipment on operating leases......................   (13)    (9)
                                                                  -----  -----
        Net cash provided (used) by investing activities.........   111    (73)
                                                                  -----  -----
Financing activities:
  Proceeds from issuance of long-term debt.......................   200    --
  Increase (decrease) in revolving credit facilities.............  (297)    87
  Dividends paid.................................................   (20)   (18)
                                                                  -----  -----
        Net cash provided (used) by financing activities.........  (117)    69
                                                                  -----  -----
Net increase (decrease) in cash and cash equivalents.............    (3)     2
Cash and cash equivalents, beginning of period...................    15      4
                                                                  -----  -----
Cash and cash equivalents, end of period......................... $  12  $   6
                                                                  =====  =====
Cash paid during the period for interest......................... $  15  $  11
                                                                  =====  =====
Cash paid during the period for taxes............................ $  24  $  14
                                                                  =====  =====

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (IN MILLIONS)

                                                     CUMULATIVE
                                      COMMON PAID IN TRANSLATION RETAINED
                                      STOCK  CAPITAL ADJUSTMENT  EARNINGS TOTAL
                                      ------ ------- ----------- -------- -----
Balance, December 31, 1994...........  $--    $194       $(8)      $  1   $187
  Net income.........................   --     --        --          94     94
  Dividends declared.................   --     --        --         (93)   (93)
  Capital contributions from Case
   Corporation.......................   --       5       --         --       5
                                       ----   ----       ---       ----   ----
Balance, December 31, 1995...........   --     199        (8)         2    193
  Net income (unaudited).............   --     --        --          26     26
  Dividends declared (unaudited).....   --     --        --         (20)   (20)
  Translation adjustment (unaudited).   --     --          2        --       2
                                       ----   ----       ---       ----   ----
Balance, March 31, 1996 (unaudited)..  $--    $199       $(6)      $  8   $201
                                       ====   ====       ===       ====   ====




  The accompanying notes to financial statements are an integral part of these
                 Statements of Changes in Shareholder's Equity.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

  The accompanying financial statements reflect the consolidated results of Case Credit Corporation and its subsidiaries ("Case Credit" or the "Company"). All significant intercompany transactions have been eliminated in consolidation.

  In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of March 31, 1996, and the results of operations, changes in shareholder's equity and cash flows for the periods indicated. Interim financial statements are not necessarily indicative of operating results for an entire year.

NOTE 2--ASSET-BACKED SECURITIZATIONS

  In the first quarter of 1996, Case Credit issued $625 million of asset-backed securities through a limited-purpose business trust to outside investors, of which $234 million was prefunded. The Company will sell the remaining retail notes to the trust as new receivables are acquired; as of March 31, 1996, $139 million of new receivables remains to be acquired. The proceeds from the sale of the notes were used to repay outstanding debt and to finance additional receivables. In the first quarter of 1995, the Company completed a $600 million asset-backed securitization ("ABS") transaction, of which $247 million was prefunded.

NOTE 3--LONG-TERM DEBT

  A summary of long-term debt is set forth in the following table (in millions):

                                                          MARCH 31, DECEMBER 31,
                                                            1996        1995
                                                          --------- ------------
      Case Credit Corporation
        Notes, payable in 2003, interest rate of 6.125%.    $ 200      $ --
      Case Credit Australia Pty., Ltd.
        Long-term portion of borrowings on a line of
         credit, average interest rate of 7.4%..........       78        --
                                                            -----      -----
          Total long-term debt..........................    $ 278      $ --
                                                            =====      =====

  In the first quarter of 1996, the Company sold $200 million aggregate principal amount of its 6.125% unsecured and unsubordinated notes due 2003 pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in December 1995. The net proceeds from the offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables. Case Corporation has guaranteed the obligations of the Company under these notes and Case Corporation will be released from its obligations under the guarantee upon the occurrence of certain events.

  The Company has classified $78 million of borrowings on Case Credit Australia's line of credit as long-term as the lender does not require payment within twelve months, nor does Case Credit Australia intend to reduce the long-term portion of the revolver within twelve months.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

 First Quarter 1996 vs. First Quarter 1995

NET INCOME

  Net income for the first quarter of 1996 was $26 million, an increase of $5 million compared to the first quarter of 1995. This increase resulted primarily from finance income from a higher average receivable balance and the 1996 ABS transaction occurring in February as compared to the 1995 ABS transaction which occurred in March. Due to this timing difference, more income and transaction gains were realized in 1996 than in 1995.

REVENUES

  Case Credit reported total revenues of $66 million for the first quarter of 1996, up $15 million from the first quarter of 1995. This increase is primarily attributable to the net gain on ABS transactions. The increase of $11 million in net gain on retail notes sold was primarily the result of the margin between the portfolio yield and the investors' yield requirements. The increase in finance income earned from retail notes and finance leases was offset by a decrease in interest income from Case Corporation, resulting from lower payments for below-market interest rate financing programs.

EXPENSES

  Interest expense for the first quarter of 1996 was $17 million compared to $10 million in 1995. The $7 million increase in interest expense is primarily due to higher average debt levels required to finance the average retail note and finance lease portfolios.

SERVICED PORTFOLIO

  Case Credit's serviced portfolio increased 14% to $3.8 billion. New equipment acquisitions in the first quarter of 1996 were up 6% versus the comparable period last year. Portfolio losses for the total serviced portfolio were $0.7 million versus $0.1 million during the first quarter of 1995. This represents a loss to liquidation ratio of 0.14% in the first quarter of 1996 versus 0.04% in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

  On February 14, 1996, the Company issued $200 million aggregate principal amount of 6.125% unsecured and unsubordinated notes due 2003 pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in December 1995. The net proceeds from the offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables. Case Corporation has guaranteed the obligations of Case Credit under these notes and Case Corporation will be released from its obligations under the guarantee upon the occurrence of certain events. Proceeds from the sale of receivables improved $133 million in 1996 over 1995, primarily as a result of the timing of the ABS transaction. The decrease in the revolving credit facilities resulted from the use of the ABS proceeds to pay down this debt.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

  The Company has various sources of future liquidity: the ABS markets, public debt offerings and other available lines of credit. The Company anticipates that it will continue to pool retail receivables and issue asset-backed securities in the United States and Canada depending upon the availability of the ABS market. The Company may also issue additional debt securities of up to $100 million in aggregate principal amount under the shelf registration statement previously mentioned. The Company has $1,167 million of revolving credit facility and a $600 million commercial paper liquidity facility.

                          PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

     4.1--Indenture between Case Credit Corporation, Case Corporation and The
          Bank of New York, dated as of February 1, 1996

     4.2--6 1/8% Note Due 2003 of Case Credit Corporation issued pursuant to the Indenture

     4.3--Resolutions of the Board of Directors of Case Credit Corporation authorizing the public offering of debt securities of Case Credit Corporation in an aggregate principal amount of up to $300,000,000 (Incorporated by reference herein to the Company's Registration Statement No. 33-80775)

     4.4--Resolutions of the Board of Directors of Case Corporation authorizing the Support Agreement and/or $300,000,000 Guarantee for Case Credit Corporation debt offering (Incorporated by reference herein to the Company's Registration Statement No. 33-80775)

     4.5--Actions of Authorized Officers of Case Credit Corporation authorizing the issuance of $200,000,000 aggregate principal amount of 6 1/8% Notes Due 2003

     4.6--Officers' Certificate and Company Order of Case Credit Corporation for the issuance of $200,000,000 aggregate principal amount of 6 1/8% Notes due 2003

     4.7--Actions of Authorized Officers of Case Corporation authorizing the
          Guarantee of $200,000,000 of 6 1/8% Notes Due 2003 of Case Credit Corporation

    12  --Computation of Ratio of Earnings to Fixed Charges.

    27  --Financial Data Schedule.

  (b) Reports on Form 8-K.

    Case Credit Corporation did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          CASE CREDIT CORPORATION

                                                  /s/ Robert A. Wegner
                                          By __________________________________
                                                     Robert A. Wegner
                                                      Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                             (Principal Financial Officer and
                                               Authorized Signatory for Case
                                                    Credit Corporation)

Date: May 10, 1996