Form 10-Q
period 1996-06-30
CASE CREDIT CORP
filed 1996-08-12
CIK 1005319

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER 33-80775-01

                               ----------------

                            CASE CREDIT CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              76-0394710
       (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

                        233 LAKE AVE., RACINE, WI 53403
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (414) 636-6011

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Common Stock, par value $5.00 per share: 200 shares outstanding as of June 30, 1996.

  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H OF FORM 10-Q.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I-Financial Information
  Case Credit Corporation and Subsidiaries
    Balance Sheets.........................................................   2
    Statements of Income...................................................   3
    Statements of Cash Flows...............................................   4
    Statement of Changes in Shareholder's Equity...........................   5
    Notes to Financial Statements..........................................   6
    Management's Analysis of Results of Operations.........................   7
Part II-Other Information
  Item 1. Legal Proceedings................................................   *
  Item 2. Changes in Securities............................................   *
  Item 3. Defaults Upon Senior Securities..................................   *
  Item 4. Submission of Matters to a Vote of Security Holders..............   *
  Item 5. Other Information................................................   *
  Item 6. Exhibits and Reports on Form 8-K.................................   8

 *No response to this item is included herein for the reason that it is inapplicable, is not required pursuant to General Instruction H of Form 10-Q, or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

                   CASE CREDIT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                       (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                          JUNE 30, DECEMBER 31,
                         ASSETS                             1996       1995
                         ------                           -------- ------------
Cash and cash equivalents................................  $   15     $   15
Retail notes and finance leases..........................     973        829
Due from Trusts..........................................     277        262
                                                           ------     ------
    Total receivables....................................   1,250      1,091
Allowance for credit losses..............................     (31)       (32)
                                                           ------     ------
    Total receivables--net...............................   1,219      1,059
Other receivables........................................       1          1
Affiliated receivables...................................      11         16
Equipment on operating leases............................      64         36
Property and equipment, at cost..........................       2        --
  Accumulated depreciation...............................      (1)       --
                                                           ------     ------
Net property and equipment...............................       1        --
Other assets.............................................      28         26
                                                           ------     ------
    Total................................................  $1,339     $1,153
                                                           ======     ======
                 LIABILITIES AND EQUITY
                 ----------------------
Short-term debt..........................................  $  785     $  908
Accounts payable and other accrued liabilities...........      37         33
Deposits withheld from dealers...........................      19         19
Long-term debt...........................................     278        --
                                                           ------     ------
    Total liabilities....................................   1,119        960
                                                           ------     ------
Shareholder's equity:
  Common stock, $5 par value, 200 shares authorized,
   issued and outstanding................................     --         --
  Paid-in capital........................................     199        199
  Cumulative translation adjustment......................      (6)        (8)
  Retained earnings......................................      27          2
                                                           ------     ------
    Total shareholder's equity...........................     220        193
                                                           ------     ------
    Total................................................  $1,339     $1,153
                                                           ======     ======

 The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                    THREE MONTHS   SIX MONTHS
                                                        ENDED         ENDED
                                                      JUNE 30,      JUNE 30,
                                                    ------------- -------------
                                                     1996   1995   1996   1995
                                                    ------ ------ ------ ------
Revenues:
  Finance income earned on retail notes and finance
   leases..........................................  $14    $ 7    $ 26   $ 15
  Interest income from Case Corporation............    4      8       9     17
  Net gain on retail notes sold....................   16     28      45     46
  Securitization and servicing fee income..........   22     15      38     30
  Lease income.....................................    3      1       6      1
  Other income.....................................   --     --       1      1
                                                     ---    ---    ----   ----
      Total revenues...............................   59     59     125    110
Expenses:
  Interest expense:
    On obligations to others.......................   13      8      30     18
    On payables to affiliates......................    1      1       1      1
                                                     ---    ---    ----   ----
      Total interest expense.......................   14      9      31     19
  Operating expenses:
    Fees charged by Case Corporation...............    5      3      10      7
    Administrative and operating expenses..........    1      3       4      4
    Provision (credit) for credit losses...........   --     (1)     (1)    (1)
    Depreciation of equipment on operating leases..    3     --       3    --
    Other..........................................    1     --       1      1
                                                     ---    ---    ----   ----
      Total operating expenses.....................   10      5      17     11
                                                     ---    ---    ----   ----
      Total expenses...............................   24     14      48     30
                                                     ---    ---    ----   ----
Income before taxes................................   35     45      77     80
Income tax provision...............................   16     21      32     35
                                                     ---    ---    ----   ----
Net income.........................................  $19    $24    $ 45   $ 45
                                                     ===    ===    ====   ====



  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                  SIX MONTHS
                                                                  ENDED JUNE
                                                                      30,
                                                                  ------------
                                                                  1996   1995
                                                                  -----  -----
Operating activities:
  Net income..................................................... $  45  $  45
  Adjustments to reconcile net income to net cash provided by operating activities:
    Deferred income tax expense..................................   --       1
    Depreciation and amortization................................     7    --
    Net gain on retail notes sold................................   (45)   (46)
    Changes in components of working capital:
      Decrease in other assets...................................     2    --
      Increase in accounts payables and other accrued
       liabilities...............................................     5      5
                                                                  -----  -----
        Net cash provided by operating activities................    14      5
                                                                  -----  -----
Investing activities:
  Cost of receivables acquired...................................  (962)  (860)
  Collections of receivables.....................................   117    116
  Proceeds from sales of receivables.............................   736    724
  Expenditures for property and equipment........................    (2)   --
  Purchase of equipment on operating leases......................   (31)   (18)
                                                                  -----  -----
        Net cash used by investing activities....................  (142)   (38)
                                                                  -----  -----
Financing activities:
  Proceeds from issuance of long-term debt.......................   200    --
  Increase (decrease) in revolving credit facilities.............   (52)    91
  Dividends paid.................................................   (20)   (43)
  Other, net.....................................................   --      (5)
                                                                  -----  -----
        Net cash provided by financing activities................   128     43
                                                                  -----  -----
Increase in cash and cash equivalents............................   --      10
Cash and cash equivalents, beginning of period...................    15      4
                                                                  -----  -----
Cash and cash equivalents, end of period......................... $  15  $  14
                                                                  =====  =====
Cash paid during the period for interest......................... $  25  $  18
                                                                  =====  =====
Cash paid during the period for taxes............................ $  36  $  29
                                                                  =====  =====

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                     CUMULATIVE
                                      COMMON PAID IN TRANSLATION RETAINED
                                      STOCK  CAPITAL ADJUSTMENT  EARNINGS TOTAL
                                      ------ ------- ----------- -------- -----
Balance, December 31, 1994...........  $--    $194       $(8)      $  1   $187
  Net income.........................   --     --        --          94     94
  Dividends declared.................   --     --        --         (93)   (93)
  Capital contributions from Case
   Corporation.......................   --       5       --         --       5
                                       ----   ----       ---       ----   ----
Balance, December 31, 1995...........   --     199        (8)         2    193
  Net income.........................   --     --        --          45     45
  Dividends declared.................   --     --        --         (20)   (20)
  Translation adjustment.............   --     --          2        --       2
                                       ----   ----       ---       ----   ----
Balance, June 30, 1996...............  $--    $199       $(6)      $ 27   $220
                                       ====   ====       ===       ====   ====




  The accompanying notes to financial statements are an integral part of these
                 Statements of Changes in Shareholder's Equity.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(1)--BASIS OF PRESENTATION

  The accompanying financial statements reflect the consolidated results of Case Credit Corporation and its subsidiaries ("Case Credit" or the "Company"). All significant intercompany transactions have been eliminated in consolidation.

  In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of June 30, 1996, and the results of operations, changes in shareholder's equity and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

  Certain reclassifications have been made to conform the prior years' financial statements to the 1996 presentation.

(2)--ASSET-BACKED SECURITIZATIONS

  In the first six months of 1996, Case Credit Corporation completed a $625 million asset-backed securitization ("ABS") transaction, of which $234 million was prefunded. The Company satisfied its prefunding obligations by selling three installments of additional receivables to the limited-purpose business trust in March, April and May for $95 million, $81 million and $58 million, respectively. Proceeds and gains from the sale of receivables are recognized by the Company when the receivables are sold to the trust. The proceeds from the sale of the additional receivables were used to repay outstanding debt and to finance additional receivables. In the first six months of 1995, the Company completed a $600 million ABS transaction, of which $247 million was prefunded. The prefunding was satisfied in April and May of 1995.

  In the first six months of 1996, Case Credit Ltd., a wholly owned Canadian subsidiary of Case Credit Corporation, completed a $146 million ABS transaction in April, the proceeds of which were used to repay outstanding debt and to finance additional receivables. During the first six months of 1995, $195 million of Canadian receivables were sold to trusts in conjunction with ABS transactions.

(3)--LONG-TERM DEBT

  A summary of long-term debt is set forth in the following table (in millions):

                                                          JUNE 30, DECEMBER 31,
                                                            1996       1995
                                                          -------- ------------
      Case Credit Corporation
        Notes, payable in 2003, interest rate of 6.125%..  $ 200      $ --
      Case Credit Australia Pty Limited
        Long-term portion of borrowings under a line of
         credit, average interest rate of 7.6%...........     78        --
                                                           -----      -----
          Total long-term debt...........................  $ 278      $ --
                                                           =====      =====

  In the first quarter of 1996, the Company sold $200 million aggregate principal amount of its 6.125% unsecured and unsubordinated notes due 2003 pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in December 1995. The net proceeds from the offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables. Case Corporation has guaranteed the obligations of the Company under these notes and Case Corporation will be released from its obligations under the guarantee if, among other conditions, Case Credit debt guaranteed by Case Corporation falls below $100 million.

  The Company has classified $78 million of borrowings on Case Credit Australia Pty Limited's line of credit as long-term, as the lender does not require payment within twelve months, nor does Case Credit Australia Pty Limited intend to reduce the long-term portion of the revolver within twelve months.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS


 Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995

NET INCOME

  Net income for the first six months of 1996 was $45 million, even with the first six months of 1995. This reflects a 14% increase in revenues as compared to the first six months of 1995, offset by higher interest and operating expenses.

REVENUES

  The Company reported total revenues of $125 million for the first six months of 1996, a 14% increase over revenues of $110 million reported for the first six months of 1995. Finance income earned on retail notes and leases increased 73% to $26 million in the first six months of 1996 as compared to the same period in 1995. This increase was partially offset by a decrease in interest income from Case Corporation. During the first six months of 1996, fewer retail notes and finance leases had special financing terms offered by Case Corporation as compared to the first six months of 1995. In addition, Case Corporation paid lower subsidies to Case Credit in the first six months of 1996 as compared to the first six months of 1995. These factors led to less interest income from Case Corporation. Securitization and servicing fee income improved by $8 million to $38 million for the period. This was a result of a $7 million increase in excess servicing fee income, which related primarily to the termination of a pre-1995 ABS transaction. For receivables sold prior to 1995, the excess servicing fees are recognized as the amounts are received from the trusts. For subsequent sales of receivables, excess servicing fees are recognized at the time of sale. Lease income increased $5 million to a total of $6 million for the first six months of 1996, reflecting the growth in the Company's equipment leasing program.

EXPENSES

  Interest expense for the first six months of 1996 was $31 million, a $12 million increase from the $19 million reported in the first six months of 1995. The increased interest expense resulted from higher average debt levels during the first six months of 1996 as compared to the first six months of 1995, to support the Company's increased levels of retail notes and financing leases, and equipment on operating leases.

  Operating expenses increased $6 million to a total of $17 million in the first six months of 1996 as compared to the first six months of 1995. This increase resulted from $3 million of depreciation expense on equipment on operating leases, relating to the Company's larger operating lease portfolio, and an increase in administrative fees, primarily those charged to the Company by Case Corporation.

SERVICED PORTFOLIO

  In the first six months of 1996, Case Credit's serviced portfolio of receivables increased 18% to a record $4 billion. New receivables acquired in the first six months of 1996 increased 14% versus the same period in 1995. Portfolio losses for the first six months of 1996 were $1.4 million versus $1.3 million for the first six months of 1995. This represents a loss to liquidation ratio of 0.15% in the first six months of 1996 versus 0.17% in 1995. Case Credit sold $771 million and $795 million of retail notes in ABS transactions during the first six months of 1996 and 1995, respectively.

                          PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

  A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K.

  Case Credit Corporation did not file any reports on Form 8-K during the second quarter ended June 30, 1996.

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

Date: August 9, 1996

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
   4.1   Indenture between Case Credit Corporation, Case Corporation and The
         Bank of New York, dated as of February 1, 1996
   4.2   6 1/8% Note Due 2003 of Case Credit Corporation issued pursuant to the
         Indenture
   4.3   Resolutions of the Board of Directors of Case Credit Corporation
         authorizing the public offering of debt securities of Case Credit
         Corporation in an aggregate principal amount of up to $300,000,000
         (Incorporated by reference herein to the Company's Registration
         Statement No. 33-80775)
   4.4   Resolutions of the Board of Directors of Case Corporation authorizing the Support Agreement and/or $300,000,000 Guarantee for Case Credit
         Corporation debt offering (Incorporated by reference herein to the
         Company's Registration Statement No. 33-80775)
   4.5   Actions of Authorized Officers of Case Credit Corporation authorizing the issuance of $200,000,000 aggregate principal amount of 6 1/8%
         Notes Due 2003
   4.6   Officers' Certificate and Company Order of Case Credit Corporation for
         the issuance of $200,000,000 aggregate principal amount of 6 1/8%
         Notes due 2003
   4.7   Actions of Authorized Officers of Case Corporation authorizing the
         Guarantee of $200,000,000 of 6 1/8% Notes Due 2003 of Case Credit
         Corporation
  12     Computation of Ratio of Earnings to Fixed Charges.
  27     Financial Data Schedule.