Form 10-Q
period 1996-09-30
CASE CREDIT CORP
filed 1996-11-08
CIK 1005319

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

  Common Stock, par value $5.00 per share: 200 shares outstanding as of October 31, 1996.

  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H OF FORM 10-Q.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I--Financial Information
  Case Credit Corporation and Subsidiaries
    Balance Sheets.........................................................   2
    Statements of Income...................................................   3
    Statements of Cash Flows...............................................   4
    Statements of Changes in Shareholder's Equity..........................   5
    Notes to Financial Statements..........................................   6
    Management's Analysis of Results of Operations.........................   9
Part II--Other Information
  Item 1. Legal Proceedings................................................   *
  Item 2. Changes in Securities............................................   *
  Item 3. Defaults Upon Senior Securities..................................   *
  Item 4. Submission of Matters to a Vote of Security Holders..............   *
  Item 5. Other Information................................................   *
  Item 6. Exhibits and Reports on Form 8-K.................................  10

*No response to this item is included herein for the reason that it is inapplicable, is not required pursuant to General Instruction H of Form 10-Q, or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

                   CASE CREDIT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                       (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                     SEPTEMBER 30, DECEMBER 31,
                       ASSETS                            1996          1995
                       ------                        ------------- ------------
Cash and cash equivalents...........................    $   25        $   15
Retail notes and finance leases.....................       997           829
Due from Trusts.....................................       263           262
                                                        ------        ------
    Total receivables...............................     1,260         1,091
Allowance for credit losses.........................       (29)          (32)
                                                        ------        ------
    Total receivables--net..........................     1,231         1,059
Other receivables...................................         1             1
Affiliated receivables..............................        17            16
Equipment on operating leases.......................        82            36
Property and equipment, at cost.....................         3           --
  Accumulated depreciation..........................        (1)          --
                                                        ------        ------
Net property and equipment..........................         2           --
Other assets........................................        25            26
                                                        ------        ------
    Total...........................................    $1,383        $1,153
                                                        ======        ======
               LIABILITIES AND EQUITY
               ----------------------
Short-term debt.....................................    $  814        $  908
Accounts payable and other accrued liabilities......        31            33
Deposits withheld from dealers......................        19            19
Long-term debt......................................       279           --
                                                        ------        ------
    Total liabilities...............................     1,143           960
                                                        ------        ------
Shareholder's equity:
  Common Stock, $5 par value, 200 shares authorized,
   issued and
   outstanding......................................       --            --
  Paid-in capital...................................       199           199
  Cumulative translation adjustment.................        (6)           (8)
  Retained earnings.................................        47             2
                                                        ------        ------
    Total shareholder's equity......................       240           193
                                                        ------        ------
    Total...........................................    $1,383        $1,153
                                                        ======        ======

 The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                       NINE
                                                                      MONTHS
                                                   THREE MONTHS        ENDED
                                                       ENDED         SEPTEMBER
                                                   SEPTEMBER 30,        30,
                                                   ----------------  ----------
                                                    1996     1995    1996  1995
                                                   ------   -------  ----  ----
Revenues:
  Finance income earned on retail notes and
   finance leases................................. $   18   $     7  $ 44  $ 22
  Interest income from Case Corporation...........      4         7    13    24
  Net gain on retail notes sold...................     18        25    63    71
  Securitization and servicing fee income.........     14        14    52    44
  Lease income....................................      4         2    10     3
  Other income....................................      3       --      4     1
                                                   ------   -------  ----  ----
      Total revenues..............................     61        55   186   165
Expenses:
  Interest expense:
    On obligations to others......................     22        10    52    28
    On payables to affiliates.....................    --        --      1     1
                                                   ------   -------  ----  ----
      Total interest expense......................     22        10    53    29
Operating expenses:
  Fees charged by Case Corporation................      5         5    15    12
  Administrative and operating expenses...........      3         2     7     6
  Provision (credit) for credit losses............    --         (2)   (1)   (3)
  Depreciation of equipment on operating leases...      4       --      7   --
  Other...........................................     (1)      --    --      1
                                                   ------   -------  ----  ----
      Total operating expenses....................     11         5    28    16
                                                   ------   -------  ----  ----
      Total expenses..............................     33        15    81    45
                                                   ------   -------  ----  ----
Income before taxes and extraordinary loss........     28        40   105   120
Income tax provision..............................      5        14    37    49
                                                   ------   -------  ----  ----
Income before extraordinary loss..................     23        26    68    71
Extraordinary loss................................     (3)      --     (3)  --
                                                   ------   -------  ----  ----
Net income........................................ $   20   $    26  $ 65  $ 71
                                                   ======   =======  ====  ====


  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                              ENDED SEPTEMBER
                                                                    30,
                                                              ----------------
                                                               1996     1995
                                                              -------  -------
Operating activities:
  Net income................................................. $    65  $    71
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization............................       9      --
    Deferred income tax expense..............................      (1)      (1)
    Extraordinary loss, after tax............................       3      --
    Net gain on retail notes sold............................     (63)     (71)
    Changes in components of working capital:
      Decrease (increase) in other assets....................       1       (2)
      Increase (decrease) in accounts payables and other
       accrued liabilities...................................      (2)      14
                                                              -------  -------
        Net cash provided by operating activities............      12       11
                                                              -------  -------
Investing activities:
  Cost of receivables acquired...............................  (1,535)  (1,311)
  Collections of receivables.................................     248      163
  Proceeds from sales of receivables.........................   1,175    1,077
  Expenditures for property and equipment....................      (2)     --
  Purchase of equipment on operating leases..................     (53)     (18)
                                                              -------  -------
        Net cash used by investing activities................    (167)     (89)
                                                              -------  -------
Financing activities:
  Proceeds from issuance of long-term debt...................     200      --
  Increase (decrease) in revolving credit facilities.........     (16)     159
  Dividends paid.............................................     (20)     (68)
  Other, net.................................................       1       (5)
                                                              -------  -------
        Net cash provided by financing activities............     165       86
                                                              -------  -------
Increase in cash and cash equivalents........................ $    10  $     8
Cash and cash equivalents, beginning of period...............      15        4
                                                              -------  -------
Cash and cash equivalents, end of period..................... $    25  $    12
                                                              =======  =======
Cash paid during the period for interest..................... $    52  $    28
                                                              =======  =======
Cash paid during the period for taxes........................ $    47  $    40
                                                              =======  =======

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                     CUMULATIVE
                                      COMMON PAID-IN TRANSLATION RETAINED
                                      STOCK  CAPITAL ADJUSTMENT  EARNINGS TOTAL
                                      ------ ------- ----------- -------- -----
Balance, December 31, 1994...........  $--    $194      $ (8)      $  1   $187
  Net income.........................   --     --        --          94     94
  Dividends declared.................   --     --        --         (93)   (93)
  Capital contributions from Case
   Corporation.......................   --       5       --         --       5
                                       ----   ----      ----       ----   ----
Balance, December 31, 1995...........   --     199        (8)         2    193
  Net income.........................   --     --        --          65     65
  Dividends declared.................   --     --        --         (20)   (20)
  Translation adjustment.............   --     --          2        --       2
                                       ----   ----      ----       ----   ----
Balance, September 30, 1996..........  $--    $199      $ (6)      $ 47   $240
                                       ====   ====      ====       ====   ====




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

  In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of September 30, 1996, and the results of operations, changes in shareholder's equity and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

  Certain reclassifications have been made to conform the prior years' financial statements to the 1996 presentation.

(2)--ASSET-BACKED SECURITIZATIONS

  In the third quarter of 1996, limited-purpose business trusts organized by Case Credit issued $875 million in asset-backed securities to outside investors, of which $408 million was prefunded. Of the $875 million in asset-backed securities issued in the third quarter, $25 million was sold pursuant to a private note offering. In the third quarter of 1995, limited-purpose business trusts organized by Case Credit issued $650 million in asset-backed securities to outside investors, of which $275 million was prefunded.

  In the first nine months of 1996, limited-purpose business trusts organized by Case Credit issued $1,646 million in asset-backed securities to outside investors, of which $642 million was prefunded. The Company has satisfied $234 million of its pre-funding obligations through the third quarter and anticipates satisfying the remaining $408 million in pre-funding obligations in the fourth quarter of 1996. Proceeds and gains from the sale of receivables are recognized by the Company when the receivables are sold to the trust. The proceeds from the sale of the receivables were used to repay outstanding debt and to finance additional receivables. In the first nine months of 1995, the Company completed three asset-backed securitization ("ABS") transactions totaling $1,469 million, of which $546 million was prefunded. The Company had satisfied $271 million of its pre-funding obligations through the third quarter of 1995; the remaining pre-funding obligations of $275 million were satisfied in the fourth quarter of 1995.

  Of the $1,646 million in ABS securities issued in the first nine months of 1996, $146 million was issued by Case Credit Ltd., a wholly owned Canadian subsidiary of Case Credit Corporation. The proceeds from the Case Credit Ltd. issuance were used to repay outstanding debt and to finance additional receivables. During the first nine months of 1995, $219 million of Canadian receivables were sold to trusts in conjunction with ABS transactions.

(3)--SHORT-TERM DEBT AND LINES OF CREDIT

  In August 1996, Case Credit Corporation established new credit facilities that consist of: (i) a five-year, $1.2 billion revolving credit facility for working capital and other general corporate purposes, including investments and acquisitions; (ii) a $750 million U.S. asset-backed commercial paper liquidity facility to finance U.S. retail receivables (the "Liquidity Facility"); and (iii) a five-year, C$500 million revolving credit facility for working capital and other general corporate purposes, including investments and acquisitions. The new credit facilities were negotiated at more favorable rates and terms for Case Credit than previous credit facilities. Case Credit also has a multi-year A$150 million revolving credit facility and a A$100 million stand-by revolving credit facility that expires on December 31, 1996, that is renewable at the lender's discretion, both of which are available to finance Australian retail receivables. Case Credit also has other lines of credit available for working capital expenditures and other general purposes.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

  As a result of establishing the new credit facilities, Case Credit recorded a $3 million extraordinary after-tax charge in the third quarter of 1996 to write-off unamortized bank fees related to the original bank agreements established at the time of Case Corporation's initial public offering in June 1994.

  Information regarding short-term borrowings is set forth in the following table (in millions):

                                SEPTEMBER 30, 1996         DECEMBER 31, 1995
                            -------------------------- --------------------------
                            REVOLVING CREDIT LIQUIDITY REVOLVING CREDIT LIQUIDITY
                               FACILITIES    FACILITY     FACILITIES    FACILITY
                            ---------------- --------- ---------------- ---------
   Outstanding borrowings..      $  737        $ 77          $711         $197
   Weighted-average
    interest rate..........         5.6%        5.4%          6.5%         5.9%
   Total unused lines......      $1,004        $673          $444         $392

  At the option of the Company, borrowings under the revolving credit facilities bear interest at: (i) prime rate; (ii) LIBOR, plus an applicable margin; or (iii) banker's bills of acceptance rates, plus an applicable margin. Borrowings may be obtained in U.S. dollars or certain other foreign currencies. Borrowings under the Liquidity Facility bear interest at prevailing commercial paper rates at the date of the borrowing. Case Credit's revolving credit facilities (other than the Liquidity Facility) contain restrictive covenants that require that Case Credit maintain certain financial conditions including a maximum ratio of debt to net worth and a minimum fixed-charge coverage ratio. The revolving credit facilities (other than the Liquidity Facility) also impose certain restrictions on additional indebtedness, liens on Company assets and ownership of certain subsidiaries.

  The credit facilities generally provide for facility fees on the total commitment, whether used or unused, and also provide for annual agency fees to the administrative agents for the facilities.

(4)--LONG-TERM DEBT

  A summary of long-term debt is set forth in the following table (in millions):

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                      ------------- ------------
      Case Credit Corporation
        Notes, payable in 2003, interest rate of
         6.125%.....................................      $200         $ --
      Case Credit Australia Pty Limited
        Long-term portion of borrowings under a line
         of credit, average interest rate of 7.9%...        79           --
                                                          ----         -----
          Total long-term debt......................      $279         $ --
                                                          ====         =====

  In the first quarter of 1996, the Company sold $200 million aggregate principal amount of its 6 1/8% unsecured and unsubordinated notes due 2003 pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in December 1995. The net proceeds from the offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables. Case Corporation had guaranteed the obligations of the Company under these notes. As a result of the new credit facilities established in the third quarter of 1996, Case Corporation was released from its obligations under this guarantee. Case Corporation will, however, continue to provide a support agreement for Case Credit to maintain its ownership and provide financial backing.

  The Company has classified $79 million of borrowings on Case Credit Australia Pty Limited's line of credit as long-term, as the lender does not require payment within twelve months, nor does Case Credit Australia Pty Limited intend to reduce the long-term portion of the revolver within twelve months.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)


(5)--INCOME TAXES

  The Company's third quarter effective income tax rate of 17.9% was lower than the U.S. statutory rate of 35% primarily due to the recognition of tax savings from the implementation of foreign financing strategies and reductions in tax valuation reserves offset by state income taxes and foreign income taxed at different rates. Case Credit's effective income tax rate for the first nine months of 1996 of 35.2% was slightly higher than the U.S. statutory rate of 35% primarily due to state income taxes and foreign income taxed at different rates, offset by the recognition of tax savings from the implementation of foreign financing strategies and reductions in tax valuation reserves. In the first nine months of 1995, the effective income tax rate of 40.8% was higher than the U.S. statutory tax rate due to state income taxes and foreign income taxed at different rates offset by reductions in tax valuation reserves.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

 Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995

NET INCOME

  Net income for the first nine months of 1996 was $65 million as compared to $71 million for the first nine months of 1995. The $6 million decrease in year-over-year net income is primarily due to higher interest rates that led to the recognition of smaller gains on asset-backed securitizations. The third quarter of 1996 also included a $3 million extraordinary after-tax charge to write-off unamortized bank fees in conjunction with the refinancing of the Company's credit facilities in August 1996.

REVENUES

  Case Credit reported total revenues of $186 million for the first nine months of 1996, a 13% increase over the $165 million of revenues reported for the first nine months of 1995. Finance income earned on retail notes and leases doubled to $44 million in the first nine months of 1996 versus the same period in 1995 due to an 86% increase in receivables to $1,231 million at September 30, 1996, as compared to September 30, 1995. Securitization and servicing fee income improved by $8 million to $52 million for the period. This was largely the result of a $7 million increase in excess servicing fee income in the second quarter of 1996 that related primarily to the termination of a pre-1995 ABS transaction. For receivables sold prior to 1995, the excess servicing fees are recognized as the amounts are received from the trusts. For subsequent sales of receivables, excess servicing fees are recognized at the time of sale. This change in the recognition of excess servicing fees resulted from Case Credit's historical experience of prepayment trends within its portfolio. Lease income increased $7 million to a total of $10 million for the first nine months of 1996, reflecting the growth in Case Credit's equipment leasing program. These revenue increases were partially offset by a decrease in interest income from Case Corporation as a result of Case Credit originating a greater percentage of full-rate contracts and by lower gains on asset-backed securitizations.

EXPENSES

  Interest expense for the first nine months of 1996 was $53 million, up $24 million from the $29 million reported in the first nine months of 1995. The increased interest expense resulted from higher average debt levels during the first nine months of 1996 as compared to the first nine months of 1995 due to increased levels of retail notes and the timing of ABS transactions, increased levels of finance leases and increased equipment on operating leases.

  Operating expenses increased $12 million to a total of $28 million in the first nine months of 1996 as compared to the first nine months of 1995. This increase primarily resulted from $7 million of depreciation expense for equipment on operating leases relating to the Company's larger operating lease portfolio and an increase in administrative fees charged to the Company by Case Corporation.

SERVICED PORTFOLIO

  As of September 30, 1996, Case Credit's serviced portfolio of receivables increased 17% over the same time last year to a record $4.1 billion. Gross receivables acquired in the first nine months of 1996 increased 18% for a total of $1.9 billion versus the same period in 1995. Portfolio losses for the first nine months of 1996 were $2.3 million versus $1.3 million for the first nine months of 1995. This represents a loss to liquidation ratio of 0.15% in both the first nine months of 1996 and the first nine months of 1995. Case Credit sold $1,646 million and $1,469 million of retail notes in ABS transactions during the first nine months of 1996 and 1995, respectively.

OTHER MATTERS

  During the third quarter of 1996, Case Credit announced a joint venture with the Association of Banks of Uzbekistan. The new company, UzCaseagroleasing, will provide financing for Case agricultural equipment in Uzbekistan.

  Case Credit intends to enter into a $1.2 billion commercial paper program in the fourth quarter of 1996. Case Credit plans to use the proceeds from this program to reduce outstanding bank borrowings under Case Credit's five-year, $1.2 billion revolving credit facility and for other working capital purposes.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

  A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K.

  Case Credit Corporation did not file any reports on Form 8-K during the third quarter ended September 30, 1996.

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

Date: November 8, 1996

                                 EXHIBIT INDEX



EXHIBIT
-------

                               DESCRIPTION OF EXHIBIT
NUMBER         -----------------------------------------------------
------
10(a)     Revolving Credit and Guarantee Agreement, dated as of August 23,
          1996, among Case Credit Corporation, certain Foreign Subsidiary
          Borrowers from time to time parties thereto, the Lenders parties thereto, the Co-Agents and Lead Managers named therein, and The
          Chase Manhattan Bank, as Administrative Agent.

10(b)     Revolving Credit Agreement, dated as of August 23, 1996, among Case
          Credit Ltd., the Lenders parties thereto, the Canadian Imperial Bank of Commerce, as Co-Agent, and The Bank of Nova Scotia, as Agent.

10(c)     Second Amendment and Consent, dated as of August 28, 1996, among Case
          Equipment Loan Trust 1994-B, the Lenders parties thereto, the Co-
          Agents named therein and The Chase Manhattan Bank, as Administrative
          Agent, amending the Liquidity Agreement, dated as of June 23, 1994, as previously amended, among Case Equipment Loan Trust 1994-B, the Lenders parties thereto, and The Chase Manhattan Bank (f/k/a
          Chemical Bank), as Administrative Agent.

12        Computation of Ratio of Earnings to Fixed Charges.

27        Financial Data Schedule.