Form 10-K
period 1996-12-31
CASE CREDIT CORP
filed 1997-03-14
CIK 1005319

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                      COMMISSION FILE NUMBER 33-80775-01
                            CASE CREDIT CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   DELAWARE
                        (STATE OR OTHER JURISDICTION OF
                        INCORPORATION OR ORGANIZATION)

                    233 LAKE AVE., RACINE, WISCONSIN  53403
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                  76-0394710
                     (I.R.S. EMPLOYER IDENTIFICATION NO.)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (414) 636-6011

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. NOT APPLICABLE.

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

  COMMON STOCK, PAR VALUE $5.00 PER SHARE: 200 SHARES OUTSTANDING AS OF DECEMBER 31, 1996, ALL OF WHICH ARE OWNED BY CASE CORPORATION.

  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I OF FORM 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
  ITEM 1.  BUSINESS.....................................................     1
  ITEM 2.  PROPERTIES...................................................     3
  ITEM 3.  LEGAL PROCEEDINGS............................................     3
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........     3*
 PART II
                   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
  ITEM 5.  STOCKHOLDER MATTERS..........................................     4
  ITEM 6.  SELECTED FINANCIAL DATA......................................     4*
  ITEM 7.  MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS...............     4
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................     5
            Index to Financial Statements of Case Credit Corporation and
           Consolidated Subsidiaries....................................     5
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................    23
 PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........    23*
  ITEM 11. EXECUTIVE COMPENSATION.......................................    23*
                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  ITEM 12. MANAGEMENT...................................................    23*
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............    23*
 PART IV
             EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
  ITEM 14. 8-K..........................................................    23
           Financial Statements Included in Item 8......................    23
             Index to Financial Statements and Schedule Included in Item
           14...........................................................    23
           Schedules Omitted as Not Required or Inapplicable............    23
           Exhibits.....................................................    24
           Reports on Form 8-K..........................................    24

* No response to this item is included herein for the reason that it is inapplicable, is not required pursuant to General Instruction I of Form 10-K, or the answer to such item is negative.

                                    PART I.

ITEM 1. BUSINESS.

GENERAL

  Case Credit Corporation is a wholly owned finance subsidiary of Case Corporation ("Case"). Case Credit Corporation and its wholly owned operating subsidiaries, Case Credit Ltd. (Canada) and Case Credit Australia Pty Ltd, (collectively "Case Credit" or the "Company") provide and administer financing for the retail purchase or lease of new and used Case agricultural and construction equipment and other new and used agricultural and construction equipment. Case Credit offers various types of retail financing to end-use customers to facilitate the sale or lease of Case products in the United States, Canada and Australia. The Company's business principally involves purchasing retail installment sales contracts from Case dealers. In addition, the Company facilitates and finances the sale of insurance products to retail customers, provides financing for Case dealers and Case rental equipment yards, and also provides other retail financing programs for end-use customers in the United States and Canada. Case Credit also provides various financing options to dealers for a variety of purposes, including real estate acquisitions, construction and remodeling, business acquisitions, dealer systems, service and maintenance equipment, and working capital.

  The Company's business is highly dependent on the ability of Case and its dealers to generate sales and leasing activity, the willingness of customers to enter into financing transactions with the Company and the availability of funds to the Company to finance such transactions. The ability of Case and its dealers to sell agricultural and construction equipment and thereby generate retail receivables is affected by numerous factors, including the general level of activity in the agricultural and construction industries, the rate of U.S. agricultural production and demand, weather conditions, commodity prices, consumer confidence, government subsidies for the agricultural sector, prevailing levels of construction (especially housing starts), and levels of total industry capacity and equipment inventory. In addition, the Company's business is affected by changes in market interest rates, which in turn are related to general economic conditions, demand for credit, inflation, governmental policies and other factors.

  The Company presently obtains funding for operations primarily from banks, the issuance of public debt, advances and equity capital from Case, earnings retained in the business, and the issuance of securities in asset-backed securitization ("ABS") transactions. The Company sells substantial amounts of retail receivables in ABS transactions that typically involve the sale of a pool of retail installment sales contracts to limited-purpose business trusts or similar securitization entities ("Trusts"). The Company remains as servicer to such receivables, for which it is typically paid a servicing fee.

  The businesses in which the Company is engaged are highly competitive. Competitors of Case Credit principally include banks and other finance and leasing companies. The Company competes for customers based upon its customer service and finance rates charged. A significant amount of Case equipment retail sales and leases is financed by the Company. The Company emphasizes convenient service to retail customers and offers flexible terms as desired in its specialized markets, such as seasonal schedules of repayment and rentals. The Company's finance rates and lease rental rates are believed to be in the range of those of other financing and leasing companies generally, although not as low as those of some banks and other lenders and lessors. Case Credit offers various financing plans designed to meet customer requirements and increase the potential for sales of Case products while generating financing income for the Company.

  The Company's strategy is to increase the size of its portfolio of managed receivables, which includes receivables owned and receivables serviced for Trusts and other entities in ABS transactions and to increase its profitability by focusing on the size and quality of its portfolio and on financing, marketing and technology. The Company's portfolio of managed receivables, which includes receivables owned and receivables serviced for others, has grown from $3.0 billion at the time of the Company's reorganization on June 23, 1994, to $4.3 billion at December 31, 1996. For information on the Company's reorganization, see Note 3 to the Consolidated and Combined Case Credit Financial Statements included in Item 8 hereof. The Company is also exploring expanding its financing business by providing retail and dealer financing in new geographic regions and for a broader range of equipment and by offering new financing products to Case dealers, end-use customers and to others. In the third quarter of 1996, for example, Case Credit established a joint venture with The Association of Banks of Uzbekistan. The new company, UzCaseagroleasing, will provide financing for the retail acquisition of new and used Case agricultural equipment in Uzbekistan.

  Case Credit Corporation was incorporated in Delaware on January 26, 1993. The principal offices of the Company are located at 233 Lake Avenue, Racine, Wisconsin, 53403.

BUSINESS OF CASE CORPORATION

  Case Corporation is a leading worldwide designer, manufacturer, marketer and distributor of farm equipment and light- and medium-sized construction equipment. Case's market position is particularly significant in several product categories, including loader/backhoes, skid steer loaders, large, high-horsepower farm tractors and self-propelled combines.

  In 1996, Case's sales of farm and construction equipment represented 78% of total revenues, while sales of replacement parts represented 18% and financing operations accounted for 4% of total revenues. In 1996, Case's sales of farm equipment represented 63% of revenues from equipment sales, and sales of construction equipment represented 37% of revenues from equipment sales.

RELATIONSHIP WITH CASE CORPORATION

  Case provides the Company with certain operational and financial support which is integral to the conduct of the Company's business. The following description summarizes these arrangements.

 Employee Benefits, Intercompany Services and Tax Sharing

  The Company and Case either have or intend to enter into one or more agreements relating to, among other things, various employee benefit plans covering Company staff that are administered by Case, the Company's reimbursement of Case for its staff and certain corporate services and tax sharing arrangements between the Company and Case.

 Special Marketing Programs

  The Company, in conjunction with Case and Case dealers, periodically offers, as part of its marketing strategy, below-market interest rate and waived interest rate financing to customers. When the Company acquires retail installment sales contracts and finance leases subject to below-market interest rate and waived interest rate financing, Case compensates the Company for the difference between market rates and the amounts received by the Company. The cost of this below-market interest rate and waived interest rate financing is borne completely by Case (and not by the Company) and is settled monthly. The interest differential is recognized as income by Case Credit over the term of the contracts. If such contract is subsequently sold, the interest differential is recognized as part of the gain on retail notes sold.

 Dividends

  Case Credit paid dividends to Case of $40 million, $93 million and $24 million, for the years ended December 31, 1996, 1995 and 1994, respectively.

 Support Agreement

  The Company and Case have entered into a support agreement (the "Support Agreement") which provides, among other things, that Case will remain, directly or indirectly, the sole owner of all of the voting stock of the Company, and will make quarterly payments to the Company to the extent necessary to ensure that the

Company's consolidated pre-tax earnings (as defined) available for fixed charges equal at least 1.10 times its fixed charges (as defined) in all periods composed of four consecutive fiscal quarters. The Support Agreement provides that Case is not directly or indirectly guaranteeing any indebtedness, liability or obligation of the Company. The Support Agreement may be modified or amended by the parties thereto or terminated by either party upon thirty days' prior written notice to the other party, with copies of such amendment or notice being sent to Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Group ("S&P") and any other nationally recognized statistical rating organizations then rating Case Credit debt, if
(i) Moody's and S&P confirm in writing that their ratings on Case Credit debt then rated or capable of being rated by them would not be downgraded or withdrawn as a result of such modification, amendment or termination, or (ii) the modification, amendment or notice of termination provides that the Support Agreement will continue in effect with respect to debt of Case Credit outstanding on the effective date of the modification, amendment or termination, or (iii) the holders of at least a majority of the aggregate unpaid principal amount of all outstanding debt of Case Credit with an original maturity in excess of 270 days consent in writing, so long as the holders of debt of Case Credit having an original maturity of 270 days or less shall continue to have the benefit of the Support Agreement until the maturity of such debt. For purposes of the Support Agreement, no portion of any debt is considered to be "outstanding" if such debt is deemed to be discharged and not outstanding in accordance with the indenture or other governing instrument defining the rights of the holders of such debt.

  The calculation of pre-tax earnings available for fixed charges under the Support Agreement differs from the calculation of the ratio of earnings to fixed charges in accordance with the rules and regulations of the Securities and Exchange Commission. Under the Support Agreement all cash extraordinary non-recurring items of income or expense (other than cash debt defeasance costs) are included whereas under the Securities and Exchange Commission's rules and regulations such items are excluded.

ITEM 2. PROPERTIES.

  Case Credit Corporation does not own any real estate. Its principal executive offices are located at 233 Lake Avenue, Racine, WI 53403.

  As of December 31, 1996, the Company had additional offices in or near Memphis, Tennessee; Dallas, Texas; Minneapolis, Minnesota; Columbus, Ohio; Toronto, Canada, and St. Mary's, Australia.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on Case Credit's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Information for this Item 4 is not required pursuant to General Instruction I(2) of Form 10-K.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's common stock is owned entirely by Case Corporation and is not publicly traded.

  The Company paid dividends to Case Corporation in the amount of $40 million, $93 million and $24 million in 1996, 1995 and 1994, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

  Information for this Item 6 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 7. MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS.

 1996 Compared to 1995

  Net Income

  Net income for 1996 was $85 million as compared to $94 million for 1995. The $9 million decrease is primarily due to increased interest expense as a result of maintaining higher average debt levels necessary to fund the growth in both the finance lease and operating lease equipment programs. In addition, Case Credit's 1996 net income was lower as a result of lower interest rate margins on the sale of retail notes under asset-backed securitization ("ABS") transactions. Net income also included a $3 million extraordinary, after-tax charge to write-off unamortized bank fees in conjunction with the refinancing of the Company's credit facilities in the third quarter of 1996.

  Revenues

  Case Credit reported total revenues of $244 million for 1996, a 12% increase over the $217 million of revenues reported for 1995. Finance income earned on retail notes and finance leases increased 90% to $59 million in 1996 as compared to the same period in 1995 due to higher average receivable levels, including a growing finance lease portfolio. The increase was also a result of Case Credit originating a greater percentage of full-rate contracts, which decreased the interest income from Case Corporation. Lease income increased $12 million to a total of $16 million for 1996, reflecting the growth in Case Credit's equipment leasing program. Net gain on the sale of retail notes in ABS transactions decreased as a result of lower interest rate margins.

  Expenses

  Operating expenses increased $11 million to a total of $39 million in 1996 as compared to 1995. This increase primarily resulted from a $7 million increase in depreciation expense for equipment on operating leases as well as an increase in administrative and operating expenses.

  Interest expense for 1996 was $72 million, up $30 million from the $42 million reported in 1995. The increased interest expense resulted from higher average debt levels during 1996 as compared to 1995 due to the timing of ABS transactions, growth in the finance lease portfolio and increased equipment on operating leases.

  Serviced Portfolio

  As of December 31, 1996, Case Credit's serviced portfolio of receivables increased 14% over the same time last year to a record $4.3 billion. Gross receivables acquired in 1996 increased 11% for a total of $2.6 billion versus the same period in 1995. The growth in acquisitions reflects the strong demand for both new and used equipment, as well as the increased marketing efforts of Case Credit. Portfolio losses were $3 million in both 1996 and 1995, resulting in a loss to liquidation ratio of 0.15% in 1996 and 0.21% in 1995. Case Credit sold $1,638 million and $1,469 million of retail notes in ABS transactions during 1996 and 1995, respectively. At December 31, 1996, Case Credit retained approximately $400 million of additional retail notes and leases as compared to December 31, 1995.

  Other Matters

  In February 1997, Case Credit Ltd. sold C$250 million of asset-backed securities. Case Credit Ltd. also intends to enter into a C$500 million commercial paper program in the first quarter of 1997. Under the terms of the program, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the Case Credit Ltd. five-year, C$500 million revolving credit facility, cannot exceed a total of C$500 million. In March 1997, Case Credit Corporation commenced an offering of $650 million of asset-backed securities of Case Equipment Loan Trust 1997-A pursuant to its approximate $3 billion shelf registration statement filed with the Securities and Exchange Commission. The proceeds from these programs will initially be used to reduce short-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           INDEX TO FINANCIAL STATEMENTS OF CASE CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Report of independent public accountants..................................   6
Statements of income for each of the three years in the period ended
 December 31, 1996........................................................   7
Balance sheets as of December 31, 1996 and 1995...........................   8
Statements of cash flows for each of the three years in the period ended
 December 31, 1996........................................................   9
Statements of changes in stockholder's equity for each of the three years in the period ended
 December 31, 1996........................................................  10
Notes to financial statements.............................................  11

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of Case Credit Corporation:

  We have audited the accompanying consolidated balance sheets of Case Credit Corporation (a Delaware corporation) and subsidiaries, as of December 31, 1996 and 1995, and the related consolidated and combined statements of income, shareholder's equity and cash flows of Case Credit Corporation and subsidiaries, formerly the Credit Operations of the Farm and Construction Equipment Business of Tenneco Inc., for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Case Credit Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
February 14, 1997
(except with respect to the matters discussed in Note 12, as to which the date isMarch 14, 1997)

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                      AND
                            THE CREDIT OPERATIONS OF
          THE FARM AND CONSTRUCTION EQUIPMENT BUSINESS OF TENNECO INC.
                         COMBINED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN MILLIONS)

                                                               1996  1995  1994
                                                               ----  ----  ----
Revenues:
  Finance income earned on retail notes and finance leases.... $ 59  $ 31  $ 42
  Interest income on wholesale notes..........................  --    --      8
  Interest income from Case Corporation.......................   17    29   100
  Net gain on retail notes sold...............................   85    92    47
  Securitization and servicing fee income.....................   60    59    29
  Lease income on operating leases............................   16     4   --
  Other income................................................    7     2     7
                                                               ----  ----  ----
      Total revenues..........................................  244   217   233
Expenses:
  Interest expense:
    On obligations to others..................................   71    39    87
    On payables to affiliates.................................    1     3     1
                                                               ----  ----  ----
      Total interest expense..................................   72    42    88
  Operating expenses:
    Fees charged by Case Corporation..........................   20    19    10
    Administrative and operating expenses.....................   11     7     5
    Provision (credit) for credit losses......................   (3)   (3)  (10)
    Depreciation of equipment on operating leases.............   10     3   --
    Other.....................................................    1     2   --
                                                               ----  ----  ----
      Total operating expenses................................   39    28     5
                                                               ----  ----  ----
      Total expenses..........................................  111    70    93
                                                               ----  ----  ----
  Income before taxes and extraordinary loss..................  133   147   140
  Income tax provision........................................   45    53    55
                                                               ----  ----  ----
  Income before extraordinary loss............................   88    94    85
  Extraordinary loss..........................................   (3)  --     (4)
                                                               ----  ----  ----
Net income.................................................... $ 85  $ 94  $ 81
                                                               ====  ====  ====


  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                        (IN MILLIONS, EXCEPT SHARE DATA)

                            ASSETS                               1996    1995
                            ------                              ------  ------
Cash and cash equivalents...................................... $   17  $   15
Retail notes and finance leases................................  1,163     829
Due from Trusts................................................    275     262
                                                                ------  ------
    Total receivables..........................................  1,438   1,091
Allowance for credit losses....................................    (30)    (32)
                                                                ------  ------
    Total receivables--net.....................................  1,408   1,059
Other receivables..............................................    --        1
Affiliated receivables.........................................     13      16
Equipment on operating leases..................................     97      36
Other assets...................................................     20      26
Property and equipment, at cost................................      3     --
Accumulated depreciation.......................................     (1)    --
                                                                ------  ------
    Net property and equipment.................................      2     --
                                                                ------  ------
    Total...................................................... $1,557  $1,153
                                                                ======  ======
             LIABILITIES AND SHAREHOLDER'S EQUITY
             ------------------------------------
Short-term debt................................................ $  829  $  908
Accounts payable and other accrued liabilities.................     54      33
Deposits withheld from dealers.................................     19      19
Long-term debt.................................................    415     --
                                                                ------  ------
    Total liabilities..........................................  1,317     960
                                                                ------  ------
Shareholder's equity:
  Common Stock, $5 par value, 200 shares authorized, issued and
   outstanding.................................................    --      --
  Paid-in capital..............................................    199     199
  Cumulative translation adjustment............................     (6)     (8)
  Retained earnings............................................     47       2
                                                                ------  ------
    Total shareholder's equity.................................    240     193
                                                                ------  ------
    Total...................................................... $1,557  $1,153
                                                                ======  ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS AND
                            THE CREDIT OPERATIONS OF
         THE FARM AND CONSTRUCTION EQUIPMENT BUSINESS OF TENNECO, INC.
                        COMBINED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN MILLIONS)

                                                      1996     1995     1994
                                                     -------  -------  -------
OPERATING ACTIVITIES:
 Net income......................................... $    85  $    94  $    81
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization.....................      12        3      --
  Deferred income tax expense.......................       1       (9)      (2)
  Extraordinary loss, after tax.....................       3      --         4
  Net gain on retail notes sold.....................     (85)     (92)     (47)
  Changes in components of working capital:
   (Increase) decrease in other assets..............       5      (23)       1
   Increase (decrease) in accounts payables and
    other accrued liabilities.......................      21        8      (30)
  Other, net........................................     --         1      (15)
                                                     -------  -------  -------
    NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES.....................................      42      (18)      (8)
                                                     -------  -------  -------
INVESTING ACTIVITIES:
 Cost of receivables acquired.......................  (2,143)  (1,949)  (2,829)
 Collections of receivables.........................     296      157    1,382
 Proceeds from sales of receivables.................   1,584    1,374    1,244
 Purchase of equipment on operating leases..........     (71)     (36)      (3)
 Expenditures for property and equipment............      (2)     --       --
 Acquire net assets of Tenneco Credit Canada Corp.,
  Case Receivables Inc. and Case Canada Receivables
  Inc...............................................     --       --       (89)
                                                     -------  -------  -------
    NET CASH PROVIDED (USED) BY INVESTING
     ACTIVITIES.....................................    (336)    (454)    (295)
                                                     -------  -------  -------
FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt...........     200      --        12
 Payment of long-term debt..........................     --        (5)    (955)
 Increase in short-term debt and revolving credit
  facilities........................................     136      576      997
 Dividends paid to Case Corporation.................     (40)     (93)     (24)
 Capital contributions from Case Corporation........     --         5      194
 Cash transfers from Tenneco Inc....................     --       --        90
 Other, net.........................................     --       --       (16)
                                                     -------  -------  -------
    NET CASH PROVIDED (USED) BY FINANCING
     ACTIVITIES.....................................     296      483      298
                                                     -------  -------  -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....       2       11       (5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......      15        4        9
                                                     -------  -------  -------
CASH AND CASH EQUIVALENTS, END OF PERIOD............ $    17  $    15  $     4
                                                     =======  =======  =======
CASH PAID DURING THE PERIOD FOR INTEREST............ $    71  $    40  $    28
                                                     =======  =======  =======
CASH PAID DURING THE PERIOD FOR TAXES............... $    47  $    56  $    50
                                                     =======  =======  =======

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                      AND
               THE CREDIT OPERATIONS OF THE FARM AND CONSTRUCTION
                       EQUIPMENT BUSINESS OF TENNECO INC.
                    STATEMENTS OF CHANGES IN COMBINED EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN MILLIONS)

                                                       CUMULATIVE
                          INVESTMENT BY COMMON PAID IN TRANSLATION RETAINED
                          TENNECO INC.  STOCK  CAPITAL ADJUSTMENT  EARNINGS  TOTAL
                          ------------- ------ ------- ----------- -------- --------
Balance, December 31,
 1993...................     $   837    $ --    $ --      $ (4)     $ --    $    833
 Net income.............          56      --      --       --          25         81
 Dividends declared.....         --       --      --       --         (24)       (24)
 Translation adjustment.         --       --      --        (4)       --          (4)
 Capital contributions
  from Tenneco Inc......         284      --      --       --         --         284
 Transfer of assets to
  affiliates pursuant to
  the reorganization....      (1,088)     --      --       --         --      (1,088)
 Acquire net assets of
  Tenneco Credit Canada
  Corp., Case Receivable
  Inc. and Case Canada
  Receivable Inc........         (89)     --      --       --         --         (89)
 Capital contribution on
  stock issuance........         --       --      194      --         --         194
                             -------    -----   -----     ----      -----   --------
Balance, December 31,
 1994...................         --       --      194       (8)         1        187
 Net income.............         --       --      --       --          94         94
 Dividends declared.....         --       --      --       --         (93)       (93)
 Capital contributions
  from Case Corporation.         --       --        5      --         --           5
                             -------    -----   -----     ----      -----   --------
Balance, December 31,
 1995...................         --       --      199       (8)         2        193
 Net income.............         --       --      --       --          85         85
 Dividends declared.....         --       --      --       --         (40)       (40)
 Translation adjustment.         --       --      --         2        --           2
                             -------    -----   -----     ----      -----   --------
Balance, December 31,
 1996...................     $   --     $ --    $ 199     $ (6)     $  47   $    240
                             =======    =====   =====     ====      =====   ========


  The accompanying notes to financial statements are an integral part of these Statements of Changes in Shareholder's Equity and Combined Equity.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

  Case Credit Corporation is a wholly owned finance subsidiary of Case Corporation ("Case"). Case Credit Corporation and its wholly owned operating subsidiaries, Case Credit Ltd. (Canada) and Case Credit Australia Pty Ltd, (collectively "Case Credit" or the "Company") provide and administer financing for the retail purchase or lease of new and used Case agricultural and construction equipment and other new and used agricultural and construction equipment. Case Credit offers various types of retail financing to end-use customers to facilitate the sale or lease of Case products in the United States, Canada and Australia. The Company's business principally involves purchasing retail installment sales contracts from Case dealers. In addition, the Company facilitates and finances the sale of insurance products to retail customers, provides financing for Case dealers and Case rental equipment yards, and also provides other retail financing programs for end-use customers in the United States and Canada. Case Credit also provides various financing options to dealers for a variety of purposes, including real estate acquisitions, construction and remodeling, business acquisitions, dealer systems, service and maintenance equipment, and working capital.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Presentation

  The accompanying financial statements reflect the consolidated results of Case Credit and its subsidiaries for all periods subsequent to June 23, 1994. For all prior periods, the financial information reflects the combination of the wholesale and retail credit operations of the farm and construction equipment business (the "Case Credit Business") of Tenneco Inc. ("Tenneco"). In connection with the Reorganization described in Note 3, the wholesale credit operations, including all receivables and other assets and liabilities related to the wholesale credit operations, were transferred to Case. As a result, Case originated wholesale receivables subsequent to June 23, 1994, and accordingly, wholesale receivables are not included in the Case Credit financial statements subsequent to that date.

  All significant intercompany transactions have been eliminated in consolidation.

  Certain reclassifications have been made to conform prior years financial statements to the 1996 presentation.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Foreign Currency Translation

  The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Revenue and expenses are translated at average rates during the year. Adjustments resulting from this translation are deferred and reflected as a separate component of Shareholder's Equity. Foreign exchange transaction gains/losses for the years ended December 31, 1996, 1995 and 1994, were not material.

 Recognition of Finance and Interest Income

  Retail Notes and Finance Leases--The Company records finance income earned on retail notes and finance leases using the effective interest method. A portion of the earned finance income arises from sales programs offered by Case on which finance charges are waived or low-rate financing programs are offered. Case Credit receives compensation from Case in an amount equal to the difference between the competitive interest rate and

                    CASE CREDIT CORPORATION AND SUBSIDIARIES the amount paid by the customer. This amount is initially recognized as unearned finance charges and is recognized as interest income from Case over the term of the retail notes. The amounts, included in "Interest income from Case Corporation" in the Statements of Income were $17 million, $29 million and $36 million in 1996, 1995 and 1994, respectively. When the receivables are sold, the unrecognized portion of the unearned finance charges is included in the calculation of the net gain on retail notes sold. The Company included in its gain calculations, income from Case amounting to $67 million, $98 million and $70 million in 1996, 1995 and 1994, respectively, as part of the sale of retail notes. These amounts are included in "Net gain on retail notes sold" in the Statements of Income. Recognition of income on loans is generally suspended when an account becomes 120 days delinquent or when management determines that collection of future income is not probable. Accrual is resumed if the receivable becomes contractually current and collection doubts are removed; previously suspended income is recognized at that time. The amount of loans and related finance charges for which income recognition has been suspended is not material.

  The Company offers retail notes with interest rates that float with the prime rate, plus an applicable margin. At December 31, 1996 and 1995, these notes amount to $190 million and $73 million, respectively.

  Wholesale Notes--Under terms of most dealer arrangements, wholesale notes receivables are generally interest free for periods ranging from three to nine months, after which interest charged is based on market rates. During such interest-free periods, finance charges were assessed by Case Credit to Case at mutually agreed-upon amounts approximating current rates of interest. Such charges amounted to $64 million for the year ended December 31, 1994, and are included in "Interest income from Case Corporation" in the Statements of Income. As previously stated, as of June 23, 1994, Case Credit no longer purchases wholesale notes from Case. Accordingly, there was no interest income from Case Corporation for wholesale notes in 1995 and 1996.

 Receivables Sold and Serviced

  Certain retail notes receivable have been securitized and sold to limited-purpose business trusts ("Trusts") with recourse up to certain specified amounts. Case Credit continues to service these receivables. Upon sale, the receivables are removed from the balance sheet, and a gain or loss on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds are based on the proceeds received from investors adjusted for normal servicing fees, the estimated obligation pursuant to recourse provisions, and other factors, as appropriate. Case Credit recognizes servicing fee income as servicing activities are performed based on the outstanding balance of the portfolio sold. Case Credit also recognizes excess servicing fees that represent the excess of the yield on the portfolio sold over the yield paid to investors in the Trusts. For receivables sold prior to the Reorganization described in Note 3, the fees are recognized as the amounts are received from the Trusts rather than at the time of sale, due to the uncertainty of the amount of fees that would ultimately be collected. During 1996, 1995 and 1994, Case Credit received excess servicing fees amounting to $28 million, $28 million and $17 million, respectively, which is included in "Securitization and servicing fee income" in the Statements of Income. For receivables sold in 1995 and 1996, the fair value of excess servicing fees expected over the life of the receivables was recognized at the sale date, and is included in "Net gain on retail notes sold" in the Statements of Income, as the Company was able to estimate the amount of excess servicing fees that will be collected. Included in "Due from Trusts" in the Balance Sheets is approximately $104 million of excess servicing fees recognized prior to December 31, 1996, but not yet received. At December 31, 1995, approximately $43 million of excess servicing fees was recognized prior to December 31, 1995, but not yet received.

  Additionally, Case Credit is required to remit the cash collected on the serviced portfolio to the Trusts within two business days. At December 31, 1996 and 1995, $27 million and $10 million, respectively, of unremitted cash payable to the Trusts is included in "Accounts payable and other accrued liabilities" in the Balance Sheets.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

 Equipment on Operating Leases

  Case Credit purchases equipment that is leased to retail customers under operating leases from Case dealers. Income from operating leases is recognized over the term of the lease. The equipment is generally depreciated over periods of up to five years. Accumulated depreciation amounted to $13 million and $3 million at December 31, 1996 and 1995, respectively.

 Deposits Withheld from Dealers

  These deposits represent amounts withheld from dealers relating to retail sales financed using retail notes. Any subsequent losses on retail notes that were acquired with limited recourse are charged against the amounts withheld from the dealer. To the extent that a loss on a retail note exceeds the dealers' reserves, the amount is charged against the Company's allowance for credit losses. Annually, the balance of each dealer's withholding account, in excess of certain minimum levels, is remitted to the dealer.

 Cash and Cash Equivalents

  Cash equivalents are comprised of all highly liquid investments with an original maturity of three months or less.

 Hedging Instruments

  Hedging instruments are principally used by the Company to manage interest rate exposures. Amounts to be received or paid under these instruments are recognized in the results of operations as interest expense or are recorded as part of the gain on sale of receivables, as appropriate, in the periods to which they relate.

 Extraordinary Loss

  In the third quarter of 1996, the Company recorded a $3 million extraordinary, after-tax charge to write-off unamortized bank fees in conjunction with the refinancing of the Company's credit facilities. In the second quarter of 1994, as part of the Reorganization, the Case Credit business prepaid certain high interest-bearing debt. The Company recorded a $4 million extraordinary, after-tax charge for the redemption premium resulting from this transaction.

NOTE 3: REORGANIZATION OF CASE CORPORATION AND FORMATION OF THE COMPANY

  On June 23, 1994, in connection with an initial public offering, Case Corporation and Tenneco entered into an agreement to reorganize (the "Reorganization") the Farm and Construction Equipment Business of Tenneco. In connection with the Reorganization, Case Credit Corporation, a wholly owned subsidiary of Case, purchased assets, assumed liabilities and purchased common stock of certain entities from Tenneco affiliates for $89 million. These purchases were funded by demand notes, which were ultimately repaid with borrowings under certain credit facilities. All of the assets sold by Tenneco affiliates to Case Credit are recorded at the carrying value of such assets and liabilities to the Tenneco affiliates. For tax purposes, the assets acquired and liabilities assumed are recorded at their fair value.

  Also as part of the Reorganization, Case Credit agreed to service approximately $1.1 billion of retail notes retained by Tenneco Credit Corporation ("TCC"), a subsidiary of Tenneco. In December 1996, the remaining pool of receivables held by TCC was sold to an unaffiliated third party. See
Note 4 for the remaining notes that are serviced by Case Credit as of December 31, 1996.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

NOTE 4: NOTES RECEIVABLE

  A summary of receivables is as follows (in millions):

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
      Retail notes.............................................. $  930  $  746
      Finance leases............................................    385     251
      Due from Trusts...........................................    275     262
                                                                 ------  ------
          Gross receivables.....................................  1,590   1,259
      Less--Unearned finance charges............................   (152)   (168)
      Less--Allowance for credit losses.........................    (30)    (32)
                                                                 ------  ------
          Total receivables, net................................ $1,408  $1,059
                                                                 ======  ======

 Retail Receivables and Finance Leases

  The terms of retail notes and finance leases generally range from two to six years. The average effective yield on retail notes and finance leases held by the Company was approximately 9.5% and 10.3% at December 31, 1996 and 1995, respectively.

  Maturities of retail notes and finance leases as of December 31, 1996, are as follows (in millions):

      Years ending December 31,
      -------------------------
        1997............................................................  $  451
        1998............................................................     343
        1999............................................................     259
        2000............................................................     174
        2001............................................................      77
        2002 and thereafter.............................................      11
                                                                          ------
          Total retail notes and finance leases--gross..................   1,315
      Less--Unearned finance charges....................................    (152)
                                                                          ------
          Total retail notes and finance leases, net of unearned finance charges......................................................  $1,163
                                                                          ======

  The terms of the retail notes and finance leases allow for prepayment at any time without penalty. The tabulation, therefore, is not to be regarded as a forecast of future cash collections.

  Changes in the allowance for credit losses for retail receivables, finance leases and recourse obligations are as follows (in millions):

                                                               1996  1995  1994
                                                               ----  ----  ----
      Balance, beginning of year.............................. $32   $33   $52
      Provision (credit) for credit losses....................  (3)   (3)  (10)
      Write-offs, net of recoveries...........................   1     2    --
      Transfer to affiliates..................................  --    --    (9)
                                                               ---   ---   ---
      Balance, end of year.................................... $30   $32   $33
                                                               ===   ===   ===

  The allowance for credit losses is established to cover potential losses for receivables owned by the Company as well as losses on the receivables sold to Trusts.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

  The preceding table reflects losses incurred by the Company and does not include losses charged to dealers or those absorbed by the Trusts. The total losses incurred on the Company's serviced portfolio were $3 million, $3 million and $6 million, in 1996, 1995 and 1994, respectively.

  Effective January 1, 1995, Case Credit adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," that requires companies to value impaired loans based on the present value of expected future cash flows or other practical measures as outlined in the statement. The impact of adopting this statement was not material to Case Credit's financial position or results of operations.

  The Company reversed $3 million, $3 million and $10 million of allowance for credit losses during 1996, 1995 and 1994, respectively, as the allowance was deemed to be excessive. The "Transfer to affiliates" line in the above table represents the allowance for credit losses retained by TCC in connection with the Reorganization.

  Case Credit sold $1,638 million, $1,469 million and $1,348 million of retail notes (net of unearned finance charges) in 1996, 1995 and 1994, respectively, to Trusts in the United States and Canada. The Trusts were formed for the purpose of purchasing Case Credit receivables and the receivables were used as collateral for the issuance of asset-backed securities (asset-backed securitizations) to outside investors. The cash proceeds received from the sales of notes were reduced by $73 million, $90 million and $99 million, in 1996, 1995 and 1994, respectively, as security for the recourse provisions in the sales agreements. These reductions in cash proceeds are held in escrow by the Trusts to provide security in the event of uncollectible notes and are released to the Company when the notes are collected. Amounts held by Trusts are recorded in "Due from Trusts" on the Balance Sheets. Case Credit has established reserves for the estimated losses on amounts held in escrow. These reserves are included in "Allowance for credit losses" on the Balance Sheets. These Trusts are controlled by third parties and meet minimum equity capitalization standards, and, accordingly, are not included in the consolidated financial statements of the Company.

  At December 31, 1996, Case Credit serviced a portfolio of $3,844 million of retail notes (net of unearned finance charges) that includes notes amounting to $2,260 million (net of unearned finance charges) owned by Trusts in the United States and Canada and $235 million of retail notes (net of unearned finance charges) owned by an unaffiliated third party. At December 31, 1995, Case Credit serviced a portfolio of $3,340 million of retail notes (net of unearned finance charges) that included notes amounting to $1,997 million (net of unearned finance charges) owned by Trusts in the United States and Canada and $468 million of retail notes (net of unearned finance charges) owned by TCC. Case Credit is subject to recourse with respect to receivables serviced for the Trusts up to $171 million and $219 million as of December 31, 1996 and 1995, respectively. The Company has reserved for expected losses as part of the allowance for credit losses. A security interest in the equipment financed by the retail notes is maintained such that in the event of non-performance, the related equipment can be repossessed to minimize losses.

  At December 31, 1996 and 1995, approximately $115 million and $197 million, respectively, of retail notes receivable (net of unearned finance charges) have been pledged as collateral under the Company's three-year, $750 million U.S. asset-backed commercial paper liquidity facility.

  Retail notes receivable and serviced receivables sold with limited recourse have significant concentrations of credit risk in the farm and construction business sectors. On a geographic basis, there is not a disproportionate concentration of credit in any area of the United States, Canada or Australia.

  Case Credit plans to adopt SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," on January 1, 1997. The adoption of this statement will not have a material impact on Case Credit's financial position or results of operations.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

NOTE 5: SHORT-TERM DEBT

  In August 1996, Case Credit established new credit facilities that consist of: (i) a five-year, $1.2 billion revolving credit facility; (ii) a three-year, $750 million U.S. asset-backed commercial paper liquidity facility (the "Liquidity Facility"); and (iii) a five-year, C$500 million revolving credit facility. The new credit facilities were negotiated at more favorable rates and terms for Case Credit than previous credit facilities. Case Credit also has a three-year, A$150 million revolving credit facility and a A$100 million stand-by revolving credit facility that expires on December 31, 1997, that is renewable at the lender's discretion, both of which are available to finance Australian retail receivables. Case Credit also has other lines of credit available for working capital expenditures and other general purposes.

  As a result of establishing the new credit facilities in August 1996, Case Credit recorded a $3 million extraordinary, after-tax charge in the third quarter of 1996 to write-off unamortized bank fees related to the original bank agreements established at the time of Case Corporation's initial public offering in June 1994.

  In November 1996, Case Credit Corporation established a $1.2 billion commercial paper program. Under the terms of the program, the principal amount of the commercial paper outstanding, combined with the amounts outstanding on the $1.2 billion revolving credit facility, cannot exceed a total of $1.2 billion.

  A summary of short-term debt is set forth in the following table (in millions):

                                                                      DECEMBER
                                                                         31,
                                                                      ---------
                                                                      1996 1995
                                                                      ---- ----
      Credit agreements (a).......................................... $438 $711
      Commercial paper...............................................  299  --
      Commercial paper liquidity facility............................   92  197
                                                                      ---- ----
          Total short-term debt...................................... $829 $908
                                                                      ==== ====

--------
(a) The credit agreements include borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

  The weighted-average interest rates on total short-term debt outstanding at December 31, 1996 and 1995, were 5.4% and 6.5%, respectively. At December 31, 1996, the unused portion of the combined committed credit facilities and the commercial paper program was $882 million, and the unused portion of the asset-backed commercial paper liquidity facility was $658 million. At December 31, 1995, the unused portion of committed credit facilities was $444 million and the unused portion of the asset-backed commercial paper liquidity facility was $392 million.

  The Company has classified $100 million, $79 million and $36 million of borrowings under the revolving credit facilities of Case Credit Corporation, Case Credit Australia Pty Ltd, and Case Credit Ltd., respectively, as long-term, as the applicable lenders do not require final payment within twelve months, nor does the Company intend to reduce the long-term portions of these revolvers within twelve months.

  At the option of the Company, borrowings under the revolving credit facilities bear interest at: (i) prime rate; (ii) LIBOR, plus an applicable margin; or (iii) banker's bills of acceptance rates, plus an applicable margin. Borrowings may be obtained in U.S. dollars and certain other foreign currencies. Borrowings under the Liquidity Facility bear interest at prevailing commercial paper rates at the date of the borrowing. Case Credit's revolving credit facilities (other than the commercial paper liquidity facility) contain restrictive covenants that require that Case Credit maintain certain financial conditions including a maximum ratio of debt to net worth and a minimum fixed-charge coverage ratio. The revolving credit facilities (other than the commercial paper liquidity facility)

                   CASE CREDIT CORPORATION AND SUBSIDIARIES also impose certain restrictions on certain indebtedness, liens on Company assets and ownership of certain subsidiaries. Pursuant to a support agreement, Case Corporation has agreed to maintain its ownership in, and provide financial backing for, Case Credit. At December 31, 1996, the Company was in compliance with all debt covenants.

  The credit facilities generally provide for facility fees on the total commitment, whether used or unused, and also provide for annual agency fees to the administrative agents for the facilities.

NOTE 6: LONG-TERM DEBT

  A summary of long-term debt is set forth in the following table (in millions):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
      Case Credit Corporation
        Notes, payable in 2003, interest rate of 6.125%.......... $  200 $  --
        Long-term portion of borrowings under revolving credit
         facilities, average interest rate of 6.1%...............    100    --
      Case Credit Australia Pty Ltd
        Long-term portion of borrowings under revolving credit
         facilities, average interest rate of 6.3%...............     79    --
      Case Credit Ltd. (Canada)
        Long-term portion of borrowings under revolving credit
         facilities, average interest rate of 6.2%...............     36    --
                                                                  ------ ------
          Total long-term debt................................... $  415 $  --
                                                                  ====== ======

  In the first quarter of 1996, the Company sold $200 million aggregate principal amount of its 6 1/8% unsecured and unsubordinated notes due 2003 pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in December 1995. The net proceeds from the offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables. Case Corporation had guaranteed the obligations of the Company under these notes. As a result of the new credit facilities established in the third quarter of 1996, Case Corporation was released from its obligations under this guarantee. Pursuant to a support agreement, Case Corporation has agreed, however, to maintain its ownership in, and provide financial backing for, Case Credit.

  The Company has classified $100 million, $79 million and $36 million of borrowings under the revolving credit facilities of Case Credit Corporation, Case Credit Australia Pty Ltd and Case Credit Ltd., respectively, as long-term, as the applicable lenders do not require final payment within twelve months, nor does the Company intend to reduce the long-term portions of these revolvers within twelve months.

  A summary of the minimum annual repayments of long-term debt as of December 31, 1996, is as follows (in millions:)

      1998................................................................. $ 79
      1999.................................................................  --
      2000.................................................................  --
      2001.................................................................  136
      2002 and thereafter..................................................  200
                                                                            ----
          Total............................................................ $415
                                                                            ====

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

NOTE 7: INCOME TAXES

  Until June 23, 1994, the income and expenses of the Case Credit Business' domestic subsidiaries and certain foreign subsidiaries were included in the tax returns of other Tenneco entities. Subsequent to June 23, 1994, the income and expenses of Case Credit and its domestic subsidiaries are included in the consolidated income tax return of Case Corporation. The Company's Canadian subsidiaries file separate income tax returns. In addition, Case Credit's Australian subsidiary is permitted income tax relief with Case Corporation's Australian subsidiaries. Provisions for income taxes for all periods are made as if Case Credit and the Case Credit Business filed a separate income tax return. Any liability incurred by Case or Tenneco resulting from the inclusion of Case Credit in its income tax returns was reimbursed to or paid by Case Credit or the appropriate subsidiary.

  Effective June 23, 1994, the tax basis of the assets and liabilities transferred to Case Credit were adjusted to reflect fair market value.

  Accrued taxes amounted to $10 million at December 31, 1996 and 1995, and are included in "Accounts payable and other accrued liabilities" in the Balance Sheets.

  The sources of income before taxes and extraordinary loss were as follows (in millions):

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        1996     1995     1994
                                                      -------- -------- --------
      U.S. sources................................... $    105 $    126 $    114
      Foreign sources................................       28       21       26
                                                      -------- -------- --------
      Income before taxes and extraordinary loss..... $    133 $    147 $    140
                                                      ======== ======== ========

  The provision (benefit) for income taxes is as follows (in millions):

                                                   YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1996       1995       1994
                                                  --------   --------   --------
      Current:
        United States............................ $     30   $     47   $     35
        Foreign..................................       10          7         14
        State....................................        4          8          8
                                                  --------   --------   --------
          Total current..........................       44         62         57
                                                  --------   --------   --------
      Deferred:
        United States............................        2         (7)         2
        Foreign..................................       (2)        (1)        (4)
        State....................................        1         (1)        --
                                                  --------   --------   --------
          Total deferred.........................        1         (9)        (2)
                                                  --------   --------   --------
          Total tax provision.................... $     45   $     53   $     55
                                                  ========   ========   ========

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

  Following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the tax provision reflected in the Statements of Income (in millions):

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
      Tax provision at U.S. Federal income tax
       rate...................................... $    47   $    51   $     49
      State taxes net of Federal benefit.........       3         6          5
      U.S. tax on foreign subsidiaries earnings..       1         3        --
      Reduction in valuation allowance...........      (2)       (9)       --
      Other......................................      (4)        2          1
                                                  -------   -------   --------
          Total tax provision.................... $    45   $    53   $     55
                                                  =======   =======   ========

  As part of the Reorganization, Case Credit established valuation allowances for deferred tax assets for which realization was uncertain. Case Credit has not recorded valuation allowances against deferred tax assets in tax jurisdictions where Case and Case Credit have been profitable as management believes it is more likely than not that such assets will be realizable. The Company continues to have valuation allowances in certain tax jurisdictions where future profitability continues to be uncertain. Accordingly, if the Company achieves profitability in these jurisdictions, it is reasonably possible that the deferred tax assets could increase in the near term. Deferred tax assets are included in "Other assets" on the Balance Sheets. During 1996 and 1995, Case Credit reversed a portion of the valuation allowance as Case Credit affiliates generated income to support such a reduction.

  The components of the net deferred tax assets are as follows (in millions):

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
      Deferred tax assets:
        Allowance for credit losses............................. $  12   $   13
        Accrued expenses........................................     3        2
        Valuation allowance.....................................    (3)      (5)
        Leasing adjustments.....................................     5        5
        Depreciation............................................    (4)     --
        Other...................................................     2        1
                                                                 -----   ------
          Net deferred tax assets............................... $  15   $   16
                                                                 =====   ======

NOTE 8: FINANCIAL INSTRUMENTS

 Fair Market Value of Financial Instruments

  The estimated fair market values of financial instruments which do not approximate the carrying values in the financial statements are as follows (in millions):

                                                        DECEMBER 31,
                                               --------------------------------
                                                    1996             1995
                                               ---------------  ---------------
                                               CARRYING  FAIR   CARRYING  FAIR
                                                AMOUNT  VALUE    AMOUNT  VALUE
                                               -------- ------  -------- ------
      Notes receivable........................  $1,408  $1,440   $1,059  $1,099
      Long-term debt..........................     415     408      --      --
      Interest rate swaps
        In a net payable position.............     --       (5)     --       (1)

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

  The fair value of notes receivable was based on discounting the estimated future payments at prevailing market rates. The fair value of fixed-rate, long-term debt was based on the market value of debt with similar maturities and interest rates; the carrying amount of floating-rate, long-term debt was assumed to approximate its fair value. The fair value of interest rate swaps was based on the cost that would have been incurred to buy out those swaps in a loss position and the consideration that would have been received to terminate those swaps in a gain position.

 Hedging Instruments

  The Company uses hedging instruments to manage its interest rate exposures. Case Credit does not hold or issue such instruments for trading purposes. The notional amounts of these contracts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates, and only represent a small portion of the notional amounts. The credit and market risk under these agreements is minimized through diversification among counterparties with high credit ratings.

 Treasury Rate Lock Agreements

  A Treasury rate lock is a commitment to either purchase or sell the designated financial instrument at a future date (the determination date) for a specified price (the reference yield). The purpose of this instrument is to protect fixed-rate debt from fluctuations in the yield of the Treasury Note that forms the basis of pricing the debt. As of December 31, 1996, Case Credit did not have any Treasury rate locks outstanding. As of December 31, 1995, Case Credit had entered into $50 million of Treasury rate locks based on a seven-year Treasury Note at a yield of 5.6% at the time. These rate locks were settled in February, 1996.

 Back-to-Back Interest Rate Caps

  The Liquidity Facility requires a subsidiary of Case Credit to have interest rate cap agreements in place. Due to the relatively high expense of obtaining such an instrument, Case Credit sells an identical cap, concurrent with the cap purchase, to the same counterparty. This effectively minimizes the overall expense to Case Credit, meets the requirements of the Liquidity Facility and eliminates any risk of financial loss on the purchased cap. The defined term of the cap is approximately 48 months. At December 31, 1996, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $98 million. At December 31, 1995, Case Credit had back-to-back caps at rates of 7.25% and 7.50%, at notional amounts of approximately $190 million and $60 million, respectively.

 Interest Rate Swaps

  The Company enters into interest rate swaps to stabilize funding costs by minimizing the effect of potential increases in floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counterparty to exchange the difference between a fixed-rate and a floating-rate applied to a notional amount with the swap. At December 31, 1996 and 1995, Case Credit was party to interest rate swaps with a notional value of $306 million and $323 million, respectively. Case Credit pays fixed rates on the swaps and receives variable rates. The variable rates may change significantly in the future due to market factors. The swap contracts have a duration of two years. The weighted-average pay and receive rates for the swaps outstanding at December 31, 1996, were 6.22% and 4.49%, respectively. The weighted-average pay and receive rates for the swaps outstanding at December 31, 1995, were 5.61% and 5.88%, respectively.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

NOTE 9: RELATED PARTY TRANSACTIONS

  Included in "Accounts payable and other accrued liabilities" on the Balance Sheets as of December 31, 1995, is $7 million due to TCC for unremitted cash collected by Case Credit from servicing TCC's retail portfolio in accordance with the Reorganization as described in Note 3. In December 1996, TCC sold the remaining retail portfolio to an unaffiliated third-party.

  Case Credit receives compensation from Case for retail contracts that were created under certain low-rate financing programs and interest waiver programs offered by Case. The amount of such compensation not yet paid by Case as of December 31, 1996 and 1995, was $9 million and $11 million, respectively, and is included in "Affiliated receivables" on the Balance Sheets. Prior to June 23, 1994, Case Credit also received compensation for interest-free periods on wholesale notes. See Note 2 for further discussion.

  Operating expenses include charges from Case for administrative expenses related to employees who perform specific functions for Case Credit. Such charges amounted to $20 million, $19 million, and $10 million for the years ended December 31, 1996, 1995 and 1994, respectively. Management believes that these charges reasonably reflect the actual costs of services provided.

  The total servicing fees received from TCC amounted to $7 million, $12 million and $9 million during 1996, 1995 and 1994, respectively.

NOTE 10: COMMITMENTS AND CONTINGENCIES

 Legal Matters

  The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on Case Credit's financial position or results of operations.

 Commitments

  Commitments under capital and operating leases are not significant to the financial statements. Total rental expense for operating leases was minimal for the years ended December 31, 1996, 1995 and 1994.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

NOTE 11: GEOGRAPHICAL INFORMATION

  Although the majority of its business is done in the United States, the Company also conducts its operations through foreign subsidiaries in Canada and Australia. Total assets, revenues, and net income before extraordinary items applicable to operations by geographic segments were as follows (in millions):

                                                              1996   1995  1994
                                                             ------ ------ ----
      ASSETS:
        United States....................................... $1,064 $  857 $410
        Canada..............................................    308    180  154
        Europe..............................................    --     --   --
        Australia...........................................    185    116  --
                                                             ------ ------ ----
          Total............................................. $1,557 $1,153 $564
                                                             ====== ====== ====
      REVENUES:
        United States....................................... $  196 $  185 $186
        Canada..............................................     36     31   33
        Europe..............................................    --     --    11
        Australia...........................................     12      1    3
                                                             ------ ------ ----
          Total............................................. $  244 $  217 $233
                                                             ====== ====== ====
      NET INCOME BEFORE EXTRAORDINARY ITEMS:
        United States....................................... $   69 $   79 $ 73
        Canada..............................................     17     15   12
        Europe..............................................    --     --    (2)
        Australia...........................................      2    --     2
                                                             ------ ------ ----
          Total............................................. $   88 $   94 $ 85
                                                             ====== ====== ====

NOTE 12: SUBSEQUENT EVENTS

  In February 1997, Case Credit Ltd. sold C$250 million of asset-backed securities. Case Credit Ltd. also intends to enter into a C$500 million commercial paper program in the first quarter of 1997. Under the terms of the program, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the Case Credit Ltd. five-year, C$500 million revolving credit facility, cannot exceed a total of C$500 million. In March 1997, Case Credit Corporation commenced an offering of $650 million of asset-backed securities of Case Equipment Loan Trust 1997-A pursuant to its approximate $3 billion shelf registration filed with the Securities and Exchange Commission. The proceeds from these programs will initially be used to reduce short-term debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

  Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," are not required pursuant to General Instruction I(2) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

  See "Index to Financial Statements of Case Credit Corporation and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULE INCLUDED IN ITEM 14

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

        Schedule I   --Condensed financial information of registrant
        Schedule II  --Valuation and qualifying accounts
        Schedule III --Real estate and accumulated depreciation
        Schedule IV  --Mortgage loans on real estate
        Schedule V   --Supplemental Information Concerning Property
                     --Casualty Insurance Operations

                                   EXHIBITS

  A list of the exhibits included as part of this Form 10-K is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

                              REPORTS ON FORM 8-K

  Case Credit Corporation did not file any current reports on Form 8-K during its fiscal quarter ended December 31, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Case Credit Corporation

                                                 /s/ Kenneth R. Gangl
                                          By___________________________________
                                              Kenneth R. Gangl President and
                                                  Chief Executive Officer

Date: March 14, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE                                     TITLE
                 ---------                                     -----
         /s/ Kenneth R. Gangl
-------------------------------------------
             Kenneth R. Gangl               President, Chief Executive Officer and
                                             Director (Principal Executive Officer)
         /s/ Robert A. Wegner
-------------------------------------------
             Robert A. Wegner               Vice President and Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)
        /s/ Theodore R. French
-------------------------------------------
            Theodore R. French              Chairman of the Board and Director
         /s/ Jean-Pierre Rosso
-------------------------------------------
             Jean-Pierre Rosso              Director


Date: March 14, 1997

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

  No annual report to security holders covering the registrant's fiscal year ended December 31, 1996, or any proxy material has been sent to the registrant's security holders.

                                 EXHIBIT INDEX

                                                                                   SEQUENTIAL
 XHIBITE                                                                              PAGE
 NUMBER                            DESCRIPTION OF EXHIBIT                           NUMBERS
-------                            ----------------------                          ----------
  3(a)    Certificate of Incorporation of Case Credit Corporation, dated January
          26, 1993. (Filed as Exhibit 3(a) to the Company's Registration Statement
          No. 33-80775, and incorporated herein by reference.)
  3(b)    By-Laws of Case Credit Corporation, adopted January 26, 1993. (Filed as
          Exhibit 3(b) to the Company's Registration Statement No. 33-80775, and
          incorporated herein by reference.)
  4(a)    Indenture between Case Credit Corporation, Case Corporation and The Bank
          of New York, dated as of February 1, 1996. (Filed as Exhibit 4.1 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
          1996, and incorporated herein by reference.)
  4(b)    6 1/8% Note due 2003 of Case Credit Corporation issued pursuant to the
          Indenture, dated as of February 1, 1996, between Case Credit Corpora-
          tion, Case Corporation and The Bank of New York. (Filed as Exhibit 4.2
          to the Company's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1996, and incorporated herein by reference.)
  4(c)    Resolutions of the Board of Directors of Case Credit Corporation autho-
          rizing the public offering of debt securities of Case Credit Corporation in an aggregate principal amount of up to $300,000,000. (Filed as Ex-
          hibit 4(c) to the Company's Registration Statement No. 33-80775, and in-
          corporated herein by reference.)
  4(d)    Resolutions of the Board of Directors of Case Corporation authorizing the Support Agreement and/or $300,000,000 Guarantee for Case Credit Cor-
          poration Debt Offering. (Filed as Exhibit 4(d) to the Company's Regis-
          tration Statement No. 33-80775, and incorporated herein by reference.)
  4(e)    Actions of the Authorized Officers of Case Credit Corporation authoriz-
          ing the issuance of $200,000,000 aggregate principal amount of 6 1/8%
          Notes Due 2003. (Filed as Exhibit 4.5 to the Company's Quarterly Report
          on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.)
  4(f)    Officers' Certificate and Company Order of Case Credit Corporation for
          the issuance of $200,000,000 aggregate principal amount of 6 1/8% Notes
          Due 2003. (Filed as Exhibit 4.6 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.)
  4(g)    Actions of Authorized Officers of Case Corporation authorizing the Guar-
          antee of $200,000,000 of 6 1/8% Notes Due 2003 of Case Credit Corpora-
          tion. (Filed as Exhibit 4.7 to the Company's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.)
 10(a)    Support Agreement, dated January 10, 1996, between Case Corporation and
          Case Credit Corporation. (Filed as Exhibit 10(a) to the Company's Regis-
          tration Statement No. 33-80775, and incorporated herein by reference.)
 10(b)    Revolving Credit and Guarantee Agreement, dated as of August 23, 1996, among Case Credit Corporation, certain Foreign Subsidiary Borrowers from time to time parties thereto, the Lenders parties thereto, the Co-Agents and Lead Managers named therein, and The Chase Manhattan Bank, as Admin-
          istrative Agent. (Filed as Exhibit 10(a) to the Company's Quarterly Re-
          port on Form 10-Q for the quarter ended September 30, 1996, and incorpo-
          rated herein by reference.)

                                                                                   SEQUENTIAL
 XHIBITE                                                                              PAGE
 NUMBER                            DESCRIPTION OF EXHIBIT                           NUMBERS
-------                            ----------------------                          ----------
 10(c)    First Amendment, dated as of November 21, 1996, to the Revolving Credit and Guarantee Agreement dated as of August 23, 1996, among Case Credit
          Corporation, certain Foreign Subsidiary Borrowers from time to time par-
          ties thereto, the Lenders parties thereto, the Co-Agents and Lead Manag-
          ers named therein, and The Chase Manhattan Bank, as Administrative
          Agent.
 10(d)    Revolving Credit Agreement, dated as of August 23, 1996, among Case
          Credit Ltd., the Lenders parties thereto, the Canadian Imperial Bank of
          Commerce, as Co-Agent, and The Bank of Nova Scotia, as Agent. (Filed as
          Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1996, and incorporated herein by reference.)
 10(e)    First Amendment, dated as of November 21, 1992, to the Revolving Credit
          Agreement, dated as of August 23, 1996, among Case Credit Ltd., the
          Lenders parties thereto, the Canadian Imperial Bank of Commerce, as Co-
          Agent, and The Bank of Nova Scotia, as Administrative Agent.
 10(f)    Banking Facilities extended to Case Credit Australia Pty Limited by the
          National Australia Bank, dated as of September 28, 1995. (Filed as Ex-
          hibit 10(c)(2) to Case Corporation's Form 10-Q for the quarter ended
          September 30, 1995 (file no. 1-13098), and incorporated herein by refer-
          ence.)
 10(g)    Deed of Amendment and Acknowledgment, dated December 31, 1996, to the
          Banking Facilities extended to Case Credit Australia Pty Ltd by the Na-
          tional Australia Bank, dated as of September 28, 1995.
 10(h)    Liquidity Agreement dated as of June 23, 1994, among Case Equipment Loan
          Trust 1994-B, the Lenders named therein, the Co-Agents named therein, and Chemical Bank, as U.S. Administrative Agent. (Filed as Exhibit
          10(a)(3) to Case Corporation's Registration Statement No. 33-82158, and
          incorporated herein by reference.)
 10(i)    Second Amendment and Consent, dated as of August 28, 1996, among Case
          Equipment Loan Trust 1994-B, the Lenders parties thereto, the Co-Agents named therein and The Chase Manhattan Bank, as Administrative Agent,
          amending the Liquidity Agreement, dated as of June 23, 1994, as previ-
          ously amended, among Case Equipment Loan Trust 1994-B, the Lenders par-
          ties thereto, and The Chase Manhattan Bank (f/k/a Chemical Bank), as Ad-
          ministrative Agent. (Filed as Exhibit 10(c) to the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1996, and incor-
          porated herein by reference.)
 12       Computation of Ratio of Earnings to Fixed Charges.
 23       The consent of Arthur Andersen LLP, Independent Public Accountants for
          Case Credit Corporation (Milwaukee, Wisconsin).
 27       Financial Data Schedule.