Form 10-Q
period 1997-03-31
CASE CREDIT CORP
filed 1997-05-06
CIK 1005319

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

  Common Stock, par value $5.00 per share: 200 shares outstanding as of March 31, 1997.

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

                         PART I--FINANCIAL INFORMATION

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                       (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                         MARCH 31, DECEMBER 31,
                         ASSETS                            1997        1996
                         ------                          --------- ------------
Cash and cash equivalents...............................  $   35      $   17
Retail notes and finance leases.........................   1,196       1,163
Due from Trusts.........................................     281         275
                                                          ------      ------
    Total receivables...................................   1,477       1,438
Allowance for credit losses.............................     (30)        (30)
                                                          ------      ------
    Total receivables, net..............................   1,447       1,408
Affiliated receivables..................................      42          13
Equipment on operating leases, net......................     107          97
Other assets............................................      35          20
Property and equipment, at cost.........................       4           3
Accumulated depreciation................................      (1)         (1)
                                                          ------      ------
   Net property and equipment...........................       3           2
                                                          ------      ------
    Total...............................................  $1,669      $1,557
                                                          ======      ======
          LIABILITIES AND SHAREHOLDER'S EQUITY
          ------------------------------------
Short-term debt.........................................  $  869      $  829
Accounts payable and other accrued liabilities..........      46          54
Deposits withheld from dealers..........................      18          19
Long-term debt..........................................     455         415
                                                          ------      ------
    Total liabilities...................................   1,388       1,317
                                                          ------      ------
Shareholder's equity:
  Common Stock, $5 par value, 200 shares authorized,
   issued and outstanding...............................     --          --
  Paid-in capital.......................................     219         199
  Cumulative translation adjustment.....................      (7)         (6)
  Retained earnings.....................................      69          47
                                                          ------      ------
    Total shareholder's equity..........................     281         240
                                                          ------      ------
    Total...............................................  $1,669      $1,557
                                                          ======      ======



 The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                        THREE
                                                                       MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                      ---------
                                                                      1997 1996
                                                                      ---- ----
Revenues:
  Finance income earned on retail notes and finance leases........... $17  $12
  Interest income from Case Corporation..............................   6    5
  Net gain on retail notes sold......................................  20   29
  Securitization and servicing fee income............................  11   16
  Rental income......................................................   5  --
  Lease income on operating leases...................................   6    3
  Other income.......................................................   1    1
                                                                      ---  ---
      Total revenues.................................................  66   66
Expenses:
  Interest expense:
    On obligations to others.........................................  21   17
    On payables to affiliates........................................   1  --
                                                                      ---  ---
      Total interest expense.........................................  22   17
Operating expenses:
  Fees charged by Case Corporation...................................   5    5
  Administrative and operating expenses..............................   2    3
  Provision (credit) for credit losses............................... --    (1)
  Depreciation of equipment on operating leases......................   4    1
  Other..............................................................   1   (1)
                                                                      ---  ---
      Total operating expenses.......................................  12    7
                                                                      ---  ---
      Total expenses.................................................  34   24
                                                                      ---  ---
Income before taxes..................................................  32   42
Income tax provision.................................................  10   16
                                                                      ---  ---
Net income........................................................... $22  $26
                                                                      ===  ===

  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                     THREE
                                                                     MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                   -----------
                                                                   1997  1996
                                                                   ----  -----
Operating activities:
  Net income...................................................... $ 22  $  26
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.................................    4      2
    Deferred income tax benefit...................................   (2)   --
    Net gain on retail notes sold.................................  (20)   (29)
    Changes in components of working capital:
      (Increase) decrease in other assets.........................  (15)     8
      (Decrease) increase in accounts payables and other accrued
       liabilities................................................   (8)    (6)
      Other, net..................................................   (2)     2
                                                                   ----  -----
        Net cash provided (used) by operating activities..........  (21)     3
                                                                   ----  -----
Investing activities:
  Cost of receivables acquired.................................... (558)  (408)
  Collections of receivables......................................   42     70
  Proceeds from sales of receivables..............................  468    462
  Expenditures for property and equipment.........................   (1)   --
  Purchase of equipment on operating leases.......................  (14)   (13)
                                                                   ----  -----
        Net cash provided (used) by investing activities..........  (63)   111
                                                                   ----  -----
Financing activities:
  Proceeds from issuance of long-term debt........................  --     200
  Increase (decrease) in revolving credit facilities..............   82   (297)
  Dividends paid..................................................  --     (20)
  Capital contributions from Case Corporation.....................   20    --
                                                                   ----  -----
        Net cash provided (used) by financing activities..........  102   (117)
                                                                   ----  -----
Increase (decrease) in cash and cash equivalents.................. $ 18  $  (3)
Cash and cash equivalents, beginning of period....................   17     15
                                                                   ----  -----
Cash and cash equivalents, end of period.......................... $ 35  $  12
                                                                   ====  =====
Cash paid during the period for interest.......................... $ 26  $  15
                                                                   ====  =====
Cash paid during the period for taxes............................. $  3  $  24
                                                                   ====  =====

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                     CUMULATIVE
                                      COMMON PAID IN TRANSLATION RETAINED
                                      STOCK  CAPITAL ADJUSTMENT  EARNINGS TOTAL
                                      ------ ------- ----------- -------- -----
Balance, December 31, 1995...........  $--    $199       $(8)      $ 2    $193
  Net income.........................   --     --        --         85      85
  Dividends declared.................   --     --        --        (40)    (40)
  Translation adjustment.............   --     --          2       --        2
                                       ----   ----       ---       ---    ----
Balance, December 31, 1996...........   --     199        (6)       47     240
  Net income.........................   --     --        --         22      22
  Capital contributions from Case
   Corporation.......................   --      20       --        --       20
  Translation adjustment.............   --     --         (1)      --       (1)
                                       ----   ----       ---       ---    ----
Balance, March 31, 1997..............  $--    $219       $(7)      $69    $281
                                       ====   ====       ===       ===    ====




  The accompanying notes to financial statements are an integral part of these
                 Statements of Changes in Shareholder's Equity.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

  The accompanying financial statements reflect the consolidated results of Case Credit Corporation and its subsidiaries ("Case Credit" or the "Company"). All significant intercompany transactions have been eliminated in consolidation.

  In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of March 31, 1997, and the results of operations, changes in shareholder's equity and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

  Certain reclassifications have been made to conform the prior years' financial statements to the 1997 presentation.

(2) ASSET-BACKED SECURITIZATIONS

  In the first quarter of 1997, Case Credit issued $830 million of asset-backed securities through limited-purpose business trusts organized by Case Credit, of which $180 million was issued pursuant to a private Canadian placement. Case Credit has sold $502 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The Company will sell the remaining $328 million of retail notes to the trusts as receivables are acquired. The proceeds from the sale of the retail notes were used to finance additional receivables. In the first quarter of 1996, limited-purpose business trusts organized by Case Credit issued asset- backed securities to outside investors totaling $625 million, selling $484 million of retail notes in connection with these issuances.

(3) SHORT-TERM DEBT AND LINES OF CREDIT

  During the first quarter of 1997, Case Credit Ltd. (Canada), a wholly owned subsidiary of Case Credit, established a C$500 million commercial paper facility. Under the terms of the program, the principal amount of the commercial paper outstanding, combined with the amounts outstanding on the C$500 million revolving credit facility, cannot exceed a total of C$500 million. Case Credit has approximately C$75 million of commercial paper outstanding under this facility as of March 31, 1997.

(4) INCOME TAXES

  On a consolidated basis, the Company's first quarter effective tax rate of 31% was lower than the U.S. statutory rate of 35% primarily due to reductions in the tax valuation reserves in certain foreign jurisdictions offset by state income taxes and foreign income taxed at different rates.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

 First Quarter 1997 vs. First Quarter 1996

NET INCOME

  Net income for the first quarter of 1997 was $22 million as compared to $26 million for the first quarter of 1996. The $4 million decrease in quarter-over-quarter net income is primarily due to lower margins on asset-backed securitizations in a rising interest rate environment and reduced income from Case Corporation marketing programs. These decreases were partially offset by higher earnings as a result of increased levels of on-balance-sheet receivables.

REVENUES

  Case Credit reported total revenues of $66 million for both the first quarter of 1997 and 1996. Finance income earned on retail notes and leases increased to $17 million in the first three months of 1997 as compared to $12 million for the same period in 1996, primarily due to increased levels of on-balance-sheet receivables. Case Credit also recognized $5 million of incremental revenues from rental equipment in the first quarter of 1997. In addition, operating lease income increased $3 million to a total of $6 million for the first quarter of 1997, reflecting the growth in Case Credit's equipment leasing program. These revenue increases were offset by decreases in net gains on retail notes sold, including reduced revenues from Case Corporation marketing programs as a result of lower interest rate margins, and lower securitization and servicing fee income.

EXPENSES

  Interest expense for the first three months of 1997 was $22 million, up $5 million from the $17 million reported in the first three months of 1996. The increase in interest expense resulted from higher average debt levels during the first quarter of 1997 as compared to the first quarter of 1996 due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Operating expenses increased $5 million to a total of $12 million in the first quarter of 1997 as compared to the first quarter of 1996. This increase primarily resulted from $3 million of additional depreciation expense for equipment on operating leases relating to the Company's larger operating lease portfolio.

SERVICED PORTFOLIO

  During the first quarter of 1997, Case Credit's serviced portfolio of receivables increased 17% over the same time last year to a record $4.5 billion. Gross receivables acquired in the first three months of 1997 increased 27% for a total of $646 million versus the same period in 1996. Case Credit's loss-to-liquidation ratio was .13% for the first quarter of 1997, compared to .15% for the same period in 1996. During the first quarter of 1997, limited-purpose business trusts organized by Case Credit issued $830 million of asset-backed securities to outside investors, of which $180 million was issued pursuant to a private Canadian placement. Case Credit has sold $502 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. In the first quarter of 1996, Case Credit issued $625 million of asset-backed securities to outside investors, of which $484 million was sold to the trusts in the first quarter of 1996.

OTHER MATTERS

  During the first quarter of 1997, Case Credit received $20 million of additional capitalization from Case Corporation.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

  A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K.

  Case Credit Corporation did not file any current reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          CASE CREDIT CORPORATION

                                                 /s/ Robert A. Wegner
                                          By __________________________________
                                                     Robert A. Wegner
                                                    Vice President and
                                                  Chief Financial Officer
                                             (Principal Financial Officer and
                                               Authorized Signatory for Case
                                                          Credit
                                                       Corporation)

Date: May 6, 1997

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                 DESCRIPTION OF EXHIBIT
  -------                ----------------------
 12        Computation of Ratio of Earnings to Fixed Charges.
 27        Financial Data Schedule.