Form 10-Q
period 1997-06-30
CASE CREDIT CORP
filed 1997-08-14
CIK 1005319

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

  Common Stock, par value $5.00 per share: 200 shares outstanding as of June 30, 1997.

  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H OF FORM 10-Q.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I--Financial Information
  Case Credit Corporation and Subsidiaries
    Balance Sheets.........................................................   2
    Statements of Income...................................................   3
    Statements of Cash Flows...............................................   4
    Statements of Changes in Shareholder's Equity..........................   5
    Notes to Financial Statements..........................................   6
    Management's Analysis of Results of Operations.........................   8
Part II--Other Information
  Item 1. Legal Proceedings................................................   *
  Item 2. Changes in Securities............................................   *
  Item 3. Defaults Upon Senior Securities..................................   *
  Item 4. Submission of Matters to a Vote of Security Holders..............   *
  Item 5. Other Information................................................   *
  Item 6. Exhibits and Reports on Form 8-K.................................   8

* No response to this item is included herein for the reason that it is inapplicable, is not required pursuant to General Instruction H of Form 10-Q, or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997, AND DECEMBER 31, 1996
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                          JUNE 30, DECEMBER 31,
                         ASSETS                             1997       1996
                         ------                           -------- ------------
Cash and cash equivalents................................  $   92     $   17
Retail notes and finance leases..........................   1,405      1,163
Due from Trusts..........................................     278        275
                                                           ------     ------
    Total receivables....................................   1,683      1,438
Allowance for credit losses..............................     (30)       (30)
                                                           ------     ------
    Total receivables--net...............................   1,653      1,408
Affiliated receivables...................................       9         13
Equipment on operating leases, net.......................     140         97
Other assets.............................................      34         20
Property and equipment, at cost..........................       4          3
Accumulated depreciation.................................      (1)        (1)
                                                           ------     ------
    Net property and equipment...........................       3          2
                                                           ------     ------
    Total................................................  $1,931     $1,557
                                                           ======     ======
          LIABILITIES AND SHAREHOLDER'S EQUITY
          ------------------------------------
Short-term debt..........................................  $1,164     $  829
Accounts payable and other accrued liabilities...........      36         54
Deposits withheld from dealers...........................      18         19
Long-term debt...........................................     415        415
                                                           ------     ------
    Total liabilities....................................   1,633      1,317
Minority interest........................................       2        --
Shareholder's equity:
  Common stock, $5 par value, 200 shares authorized,
   issued and outstanding................................     --         --
  Paid-in capital........................................     219        199
  Cumulative translation adjustment......................      (9)        (6)
  Retained earnings......................................      86         47
                                                           ------     ------
    Total shareholder's equity...........................     296        240
                                                           ------     ------
    Total................................................  $1,931     $1,557
                                                           ======     ======


  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                     THREE MONTHS    SIX MONTHS
                                                         ENDED          ENDED
                                                       JUNE 30,       JUNE 30,
                                                     --------------  ------------
                                                      1997    1996   1997   1996
                                                     ------  ------  -----  -----
Revenues:
  Finance income earned on retail notes and finance
   leases........................................... $   19  $   14  $  36  $  26
  Interest income from Case Corporation.............      4       4     10      9
  Net gain on retail notes sold.....................     13      16     33     45
  Securitization and servicing fee income...........     11      22     22     38
  Rental income.....................................      5     --      10    --
  Lease income on operating leases..................      8       3     14      6
  Other income......................................    --      --       1      1
                                                     ------  ------  -----  -----
      Total revenues................................     60      59    126    125
Expenses:
  Interest expense:
    On obligations to others........................     22      13     43     30
    On payables to affiliates.......................    --        1      1      1
                                                     ------  ------  -----  -----
      Total interest expense........................     22      14     44     31
Operating expenses:
  Fees charged by Case Corporation..................      5       5     10     10
  Administrative and operating expenses.............      3       1      5      4
  Provision (credit) for credit losses..............    --      --     --      (1)
  Depreciation of equipment on operating leases.....      5       2      9      3
  Other, net........................................    --        2      1      1
                                                     ------  ------  -----  -----
      Total operating expenses......................     13      10     25     17
                                                     ------  ------  -----  -----
      Total expenses................................     35      24     69     48
                                                     ------  ------  -----  -----
Income before taxes.................................     25      35     57     77
Income tax provision................................      8      16     18     32
                                                     ------  ------  -----  -----
Net income.......................................... $   17  $   19  $  39  $  45
                                                     ======  ======  =====  =====


  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 SIX MONTHS
                                                                 ENDED JUNE
                                                                     30,
                                                                --------------
                                                                 1997    1996
                                                                -------  -----
Operating activities:
  Net income................................................... $    39  $  45
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................      10      7
    Deferred income tax benefit................................      (2)   --
    Net gain on retail notes sold..............................     (33)   (45)
    Changes in components of working capital:
      (Increase) decrease in other assets......................     (14)     2
      (Decrease) increase in accounts payables and other
       accrued liabilities.....................................     (20)     5
                                                                -------  -----
        Net cash provided (used) by operating activities.......     (20)    14
                                                                -------  -----
Investing activities:
  Cost of receivables acquired.................................  (1,238)  (962)
  Collections of receivables...................................     241    117
  Proceeds from sales of receivables...........................     789    736
  Expenditures for property and equipment......................      (1)    (2)
  Expenditures for equipment on operating leases...............     (51)   (31)
                                                                -------  -----
        Net cash provided (used) by investing activities.......    (260)  (142)
                                                                -------  -----
Financing activities:
  Proceeds from issuance of long-term debt.......... ..........     --     200
  Increase (decrease) in revolving credit facilities...........     335    (52)
  Dividends paid...............................................     --     (20)
  Capital contributions from Case Corporation..................      20    --
                                                                -------  -----
        Net cash provided (used) by financing activities.......     355    128
                                                                -------  -----
Increase in cash and cash equivalents..........................      75    --
Cash and cash equivalents, beginning of period.................      17     15
                                                                -------  -----
Cash and cash equivalents, end of period....................... $    92  $  15
                                                                =======  =====
Cash paid during the period for interest....................... $    43  $  25
                                                                =======  =====
Cash paid during the period for taxes.......................... $    19  $  36
                                                                =======  =====


  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                     CUMULATIVE
                                      COMMON PAID IN TRANSLATION RETAINED
                                      STOCK  CAPITAL ADJUSTMENT  EARNINGS TOTAL
                                      ------ ------- ----------- -------- -----
Balance, December 31, 1995...........  $--    $199      $  (8)     $  2   $193
  Net income.........................   --     --         --         85     85
  Dividends declared.................   --     --         --        (40)   (40)
  Translation adjustment.............   --     --           2       --       2
                                       ----   ----      -----      ----   ----
Balance, December 31, 1996...........   --     199         (6)       47    240
  Net income.........................   --     --         --         39     39
  Capital contribution from Case
   Corporation.......................   --      20        --        --      20
  Translation adjustment.............   --     --          (3)      --      (3)
                                       ----   ----      -----      ----   ----
Balance, June 30, 1997...............  $--    $219      $  (9)     $ 86   $296
                                       ====   ====      =====      ====   ====





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

  In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of June 30, 1997, and the results of operations, changes in shareholder's equity and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

  Certain reclassifications have been made to conform the prior years' financial statements to the 1997 presentation.

(2)--ASSET-BACKED SECURITIZATIONS

  In the first six months of 1997, Case Credit issued $830 million of asset-backed securities through limited-purpose business trusts organized by Case Credit, of which $180 million was issued pursuant to a private Canadian placement. As of June 30, 1997, Case Credit has sold $822 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of the retail notes were used to repay outstanding debt and to finance additional receivables. In the first six months of 1996, limited-purpose business trusts organized by Case Credit issued and sold $771 million of asset-backed securities to outside investors, of which $146 million was issued pursuant to a private Canadian placement.

(3)--SHORT-TERM DEBT AND LINES OF CREDIT

  During the first quarter of 1997, Case Credit Ltd. (Canada), a wholly owned subsidiary of Case Credit, established a C$500 million commercial paper facility. Under the terms of the program, the principal amount of the commercial paper outstanding, combined with the amounts outstanding on the C$500 million revolving credit facility, cannot exceed a total of C$500 million. Case Credit has approximately C$317 million of commercial paper outstanding under this facility as of June 30, 1997.


(4)--INCOME TAXES

  On a consolidated basis, the Company's 1997 year-to-date effective tax rate of 32% was lower than the U.S. statutory rate of 35% primarily due to reductions in the tax valuation reserves in certain foreign jurisdictions offset by state income taxes and foreign income taxed at different rates. The Company's 1996 year-to-date effective tax rate of 42% was higher than the U.S. statutory rate primarily due to state income taxes and foreign income taxed at different rates, offset by reductions in the tax valuation reserves in certain foreign jurisdictions.

(5)--FINANCIAL INSTRUMENTS

 Derivatives

  The Company uses derivative financial instruments to manage its interest rate exposures. Case Credit does not hold or issue financial instruments for trading purposes. The notional amounts of these contracts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates, and only represent a small portion of the notional amounts. The credit and market risk under these agreements is minimized through diversification among counterparties with high credit ratings.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)


  Depending on the item being hedged, gains and losses on derivative financial instruments are either recognized in the results of operations as they accrue or are deferred until the hedged transaction occurs. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. Accordingly, changes in the market value of the derivative are highly correlated with changes in the market value of the underlying hedged item at the inception of the hedge and over the life of the hedge contract.

 Interest Rate Swaps

  Case Credit enters into interest rate swaps to stabilize funding costs by minimizing the effect of potential increases in floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counterparty to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. Swap contracts are principally between one and four years in duration. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense.

  Gains and losses resulting from terminated interest rate swap agreements are deferred and recognized in net income over the shorter term of the remaining contractual life of the swap agreement or the remaining term of the debt underlying the swap agreement. If swap agreements are terminated due to the underlying debt being extinguished, any resulting gain or loss is recognized in net income as an adjustment to interest expense at the time of the termination.

  The weighted-average pay and receive rates for the swaps outstanding at June 30, 1997, were 6.32% and 5.40%, respectively. The weighted-average pay and receive rates for the swaps outstanding at December 31, 1996, were 6.22% and 4.49%, respectively.

 Back-to-Back Interest Rate Caps

  The asset-backed commercial paper liquidity facility (the "Liquidity Facility") requires a subsidiary of Case Credit to have interest rate cap agreements in place. Due to the relatively high expense of obtaining such an instrument, Case Credit sells an identical cap, concurrent with the cap purchase, to the same counterparty. This effectively minimizes the overall expense to Case Credit, meets the requirements of the Liquidity Facility and eliminates any risk of financial loss on the purchased cap. The defined term of the cap is approximately 48 months.

  Premiums paid for interest rate cap agreements purchased and sold are included in "Other Assets" and "Other Liabilities," respectively, in the accompanying Balance Sheets, and are amortized to interest expense over the terms of the agreements. Amounts receivable or payable under cap agreements are recognized in net income as adjustments to interest expense over the term of the related debt. If interest rate cap agreements are terminated due to the underlying debt being extinguished, any resulting gain or loss is recognized in net income as a component of "Net gain on retail notes sold" at the time of the termination.

  At June 30, 1997, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $37 million. At December 31, 1996, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $98 million.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

 Six Months Ended June 30, 1997, vs. Six Months Ended June 30, 1996

NET INCOME

  Net income for the first six months of 1997 was $39 million as compared to $45 million for the first six months of 1996. The $6 million decrease in year-over-year net income primarily reflects lower net financing margins in a rising interest rate environment and reduced income from asset-backed securitizations. These decreases were partially offset by higher earnings as a result of increased levels of on-balance-sheet receivables.

REVENUES

  Case Credit reported total revenues of $126 million for the first six months of 1997 as compared to revenues of $125 million for the first six months of 1996. Finance income earned on retail notes and leases increased to $36 million in the first six months of 1997 as compared to $26 million for the same period in 1996, primarily due to increased levels of on-balance-sheet receivables. In addition, operating lease and rental equipment income increased $8 million and $10 million, respectively, in the first six months of 1997, reflecting the growth in Case Credit's operating lease and rental equipment portfolios. These revenue increases were offset by decreases in net gains on retail notes sold due to lower interest rate margins, as well as lower securitization and servicing fee income.

EXPENSES

  Interest expense for the first six months of 1997 was $44 million, up $13 million from the $31 million reported in the first six months of 1996. The increase in interest expense resulted from higher average debt levels during the first six months of 1997 as compared to the first six months of 1996, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Operating expenses increased $8 million to a total of $25 million in the first six months of 1997 as compared to the first six months of 1996. This increase primarily resulted from $6 million of additional depreciation expense for equipment on operating leases relating to Case Credit's larger operating lease portfolio.

SERVICED PORTFOLIO

  During the first six months of 1997, Case Credit's serviced portfolio of receivables increased 20% over the comparable period last year to a record $4.8 billion. Gross receivables acquired in the first six months of 1997 were $1.5 billion, an increase of 29% versus the same period in 1996. During the first six months of 1997, limited-purpose business trusts organized by Case Credit issued $830 million of asset-backed securities to outside investors, of which $180 million was issued pursuant to a private Canadian placement. Case Credit sold $822 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. In the first six months of 1996, Case Credit issued and sold $771 million of asset-backed securities to outside investors.

OTHER MATTERS

  During the first six months of 1997, Case Credit received $20 million of additional capitalization from Case Corporation.

                          PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

  A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K.

  Case Credit Corporation did not file any current reports on Form 8-K during the quarter ended June 30, 1997.

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

Date: August 14, 1997

                                 EXHIBIT INDEX

                                                                SEQUENTIAL
  EXHIBIT                                                          PAGE
  NUMBER                 DESCRIPTION OF EXHIBIT                  NUMBERS
  -------                ----------------------                 ----------
    12     Computation of Ratio of Earnings to Fixed Charges.
    27     Financial Data Schedule.