Form 10-Q
period 1997-09-30
CASE CREDIT CORP
filed 1997-11-13
CIK 1005319

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

  Common Stock, par value $5.00 per share: 200 shares outstanding as of September 30, 1997.

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

                         PART I--FINANCIAL INFORMATION

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1997, AND DECEMBER 31, 1996
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                     SEPTEMBER 30, DECEMBER 31,
                       ASSETS                            1997          1996
                       ------                        ------------- ------------
Cash and cash equivalents...........................    $   45        $   17
Retail notes and finance leases.....................     1,457         1,163
Due from Trusts.....................................       283           275
                                                        ------        ------
    Total receivables...............................     1,740         1,438
Allowance for credit losses.........................       (30)          (30)
                                                        ------        ------
Total receivables--net..............................     1,710         1,408
Affiliated receivables..............................        13            13
Equipment on operating leases, net..................       153            97
Other assets........................................        66            20
Property and equipment, at cost.....................         4             3
Accumulated depreciation............................        (1)           (1)
                                                        ------        ------
    Net property and equipment......................         3             2
                                                        ------        ------
    Total...........................................    $1,990        $1,557
                                                        ======        ======
        LIABILITIES AND SHAREHOLDER'S EQUITY
        ------------------------------------
Short-term debt.....................................    $1,199        $  829
Accounts payable and other accrued liabilities......        42            54
Deposits withheld from dealers......................        18            19
Long-term debt......................................       410           415
                                                        ------        ------
    Total liabilities...............................     1,669         1,317
                                                        ------        ------
Minority Interest...................................         3           --
Shareholder's equity:
  Common Stock, $5 par value, 200 shares authorized,
   issued and outstanding...........................       --            --
  Paid-in capital...................................       219           199
  Cumulative translation adjustment.................       (10)           (6)
  Retained earnings.................................       109            47
                                                        ------        ------
    Total shareholder's equity......................       318           240
                                                        ------        ------
    Total...........................................    $1,990        $1,557
                                                        ======        ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                  THREE MONTHS      NINE MONTHS
                                                      ENDED            ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                  --------------   --------------
                                                   1997    1996     1997    1996
                                                  ------  ------   ------  ------
Revenues:
  Finance income earned on retail notes and
   finance leases................................ $   29  $   18   $   75  $   44
  Interest income from Case Corporation..........      6       4       16      13
  Net gain on retail notes sold..................     19      18       52      63
  Securitization and servicing fee income........     10      14       32      52
  Lease income on operating leases...............      9       4       23      10
  Other income...................................      2       3        3       4
                                                  ------  ------   ------  ------
      Total revenues.............................     75      61      201     186
Expenses:
  Interest expense:
    On obligations to others.....................     28      22       71      52
    On payables to affiliates....................    --      --         1       1
                                                  ------  ------   ------  ------
      Total interest expense.....................     28      22       72      53
Operating expenses:
  Fees charged by Case Corporation...............      4       5       14      15
  Administrative and operating expenses..........      3       3        8       7
  Provision (credit) for credit losses...........    --      --       --       (1)
  Depreciation of equipment on operating leases..      6       4       15       7
  Other..........................................    --       (1)       1     --
                                                  ------  ------   ------  ------
      Total operating expenses...................     13      11       38      28
                                                  ------  ------   ------  ------
      Total expenses.............................     41      33      110      81
                                                  ------  ------   ------  ------
Income before taxes..............................     34      28       91     105
Income tax provision.............................     11       5       29      37
                                                  ------  ------   ------  ------
Income before extraordinary loss.................     23      23       62      68
Extraordinary loss...............................    --       (3)     --       (3)
                                                  ------  ------   ------  ------
Net income....................................... $   23  $   20   $   62  $   65
                                                  ======  ======   ======  ======

  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
Operating activities:
  Net income............................................... $     62  $     65
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization..........................       16         9
    Deferred income tax expense............................       (2)       (1)
    Extraordinary loss, after tax..........................      --          3
    Net gain on retail notes sold..........................      (52)      (63)
    Changes in components of working capital:
      (Increase) decrease in other assets..................      (31)        1
      Decrease in accounts payables and other accrued
       liabilities.........................................      (13)       (2)
      Other, net...........................................       (9)       --
                                                            --------  --------
        Net cash provided (used) by operating activities...      (29)       12
                                                            --------  --------
Investing activities:
  Cost of receivables acquired.............................   (1,918)   (1,535)
  Collections of receivables...............................      432       248
  Proceeds from sales of receivables.......................    1,235     1,175
  Expenditures for property and equipment..................       (1)       (2)
  Purchase of equipment on operating leases................      (68)      (53)
  Investments in joint ventures............................      (16)      --
                                                            --------  --------
        Net cash used by investing activities..............     (336)     (167)
                                                            --------  --------
Financing activities:
  Proceeds from issuance of long-term debt.................      --        200
  Increase (decrease) in revolving credit facilities.......      373       (16)
  Dividends paid...........................................      --        (20)
  Capital contributions from Case Corporation..............       20       --
  Other....................................................      --          1
                                                            --------  --------
        Net cash provided by financing activities..........      393       165
                                                            --------  --------
Increase in cash and cash equivalents......................       28        10
Cash and cash equivalents, beginning of period.............       17        15
                                                            --------  --------
Cash and cash equivalents, end of period................... $     45  $     25
                                                            ========  ========
Cash paid during the period for interest................... $     78  $     52
                                                            ========  ========
Cash paid during the period for taxes...................... $     31  $     47
                                                            ========  ========

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                     CUMULATIVE
                                      COMMON PAID IN TRANSLATION RETAINED
                                      STOCK  CAPITAL ADJUSTMENT  EARNINGS TOTAL
                                      ------ ------- ----------- -------- -----
Balance, December 31, 1995...........  $--    $199      $ (8)      $  2   $193
  Net income.........................   --     --        --          85     85
  Dividends declared.................   --     --        --         (40)   (40)
  Translation adjustment.............   --     --          2        --       2
                                       ----   ----      ----       ----   ----
Balance, December 31, 1996...........   --     199        (6)        47    240
  Net income.........................   --     --        --          62     62
  Capital contribution from Case
   Corporation.......................   --      20       --         --      20
  Translation adjustment.............   --     --         (4)       --      (4)
                                       ----   ----      ----       ----   ----
Balance, September 30, 1997..........  $--    $219      $(10)      $109   $318
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

  In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of September 30, 1997, and the results of operations, changes in shareholder's equity and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

  Certain reclassifications have been made to conform the prior years' financial statements to the 1997 presentation.

(2)--ASSET-BACKED SECURITIZATIONS

  During the third quarter of 1997, limited-purpose business trusts organized by Case Credit issued $876 million of asset-backed securities to outside investors. In the first nine months of 1997, limited-purpose business trusts organized by Case Credit issued $1,706 million of asset-backed securities to outside investors. As of September 30, 1997, Case Credit has sold $1,301 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. In the first nine months of 1996, limited-purpose business trusts organized by Case Credit issued $1,646 million of asset-backed securities to outside investors, selling $1,238 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of the retail notes were used to repay outstanding debt and to finance additional receivables.

(3)--SHORT-TERM DEBT AND LINES OF CREDIT

  During the first quarter of 1997, Case Credit Ltd. (Canada), a wholly owned subsidiary of Case Credit, established a C$500 million commercial paper facility. The principal amount of the commercial paper outstanding, combined with the amounts outstanding on the C$500 million revolving credit facility, will not exceed a total of C$500 million. Case Credit has approximately C$404 million of commercial paper outstanding under this facility as of September 30, 1997.

  On September 17, 1997, Case Credit filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $700 million of unsecured debt securities, including $100 million of securities registered under an earlier shelf registration. As of September 30, 1997, no securities have been offered pursuant to this shelf registration.

  As a result of establishing new credit facilities in the third quarter of 1996, Case Credit recorded a $3 million extraordinary, after-tax charge to write-off unamortized bank fees related to the original bank agreements established at the time of Case Corporation's initial public offering in June 1994.

(4)--INCOME TAXES

  On a consolidated basis, the Company's 1997 year-to-date effective tax rate of 32% was lower than the U.S. statutory rate of 35% primarily due to reductions in the tax valuation reserves in certain foreign jurisdictions offset by state income taxes and foreign income taxed at different rates. The Company's 1996 year-to-date effective tax rate was equal to the U.S. statutory rate of 35% and was impacted by state income taxes and foreign income taxed at different rates offset by the recognition of tax savings from the implementation of foreign financing strategies and reductions in the tax valuation reserves in certain foreign jurisdictions.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

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

 Interest Rate Swaps

  Case Credit enters into interest rate swaps to stabilize funding costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counterparty to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. Swap contracts are principally between one and four years in duration. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense.

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

  The weighted-average pay and receive rates for the swaps outstanding at September 30, 1997, were 6.05% and 4.86%, respectively. The weighted-average pay and receive rates for the swaps outstanding at December 31, 1996, were 6.22% and 4.49%, respectively.

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

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)


  At September 30, 1997, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $31 million. At December 31, 1996, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $98 million.

(6)--INVESTMENTS

  During the third quarter of 1997, Case Credit announced a joint venture with UFB LOCABAIL SA, a subsidiary of Compagnie Bancaire, to provide financing for Case's European dealers and retail customers. The formation of this new venture, Case Credit Europe S.A.S., establishes the first pan-European finance organization to serve both the agricultural and construction equipment markets in the region. Also during the third quarter, Case Credit and Cummins Engine Company, Inc. ("Cummins") entered into an agreement under which Case Credit will offer financing to all qualified North American retail purchasers, dealers and manufacturers of industrial equipment powered by Cummins engines.

(6)--SUBSEQUENT EVENTS

  On October 16, 1997, the Company issued $150 million aggregate principal amount of its 6.75% unsecured and unsubordinated notes due 2007 pursuant to a $700 million shelf registration statement filed with the Securities and Exchange Commission in September 1997. The net proceeds from the offering will be used to fund Case Credit's growing portfolio of receivables and for other corporate purposes, including the repayment of indebtedness.

  On October 17, 1997, Case Credit Australia Pty Ltd replaced its A$250 million revolving credit facilities with A$1.0 billion in new credit facilities. These new facilities are guaranteed by Case Credit Corporation and are comprised of a A$400 million commercial paper program that is backed by a syndicated credit facility, and a A$600 million medium-term note program. Under the terms of the commercial paper program, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the syndicated credit facility, cannot exceed a total of A$400 million.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

 Nine Months Ended September 30, 1997, vs. Nine Months Ended September 30,
1996

NET INCOME

  Net income for the first nine months of 1997 was $62 million as compared to $65 million for the first nine months of 1996. The $3 million decrease in year-over-year net income primarily reflects lower net operating margins and reduced income from asset-backed securitizations, partially offset by higher earnings as a result of increased levels of on-balance-sheet receivables. The third quarter of 1996 included a $3 million extraordinary, after-tax charge to write-off unamortized bank fees in conjunction with the refinancing of the Company's credit facilities in August 1996.

REVENUES

  Case Credit reported total revenues of $201 million for the first nine months of 1997 as compared to revenues of $186 million for the first nine months of 1996. Finance income earned on retail notes and leases increased to $75 million in the first nine months of 1997 as compared to $44 million in the same period in 1996, primarily due to increased levels of on-balance-sheet receivables. In addition, operating lease revenues increased $13 million in the first nine months of 1997, reflecting the growth in Case Credit's operating lease portfolio. These revenue increases were offset by decreases in net gains on retail notes sold, as well as lower securitization and servicing fee income. Case Credit continues to implement its asset-management strategy of retaining a larger percentage of assets on balance sheet, as opposed to selling those assets through asset-backed securitizations. Long term, the Company believes this strategy will generate a more stable earnings performance for Case Credit.

EXPENSES

  Interest expense for the first nine months of 1997 was $72 million, up $19 million from the $53 million reported in the first nine months of 1996. The increase in interest expense resulted from higher average debt levels during the first nine months of 1997 as compared to the first nine months of 1996, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Operating expenses increased $10 million to a total of $38 million in the first nine months of 1997 as compared to the first nine months of 1996. This increase primarily resulted from $8 million of additional depreciation expense for equipment on operating leases relating to Case Credit's larger operating lease portfolio.

SERVICED PORTFOLIO

  During the first nine months of 1997, Case Credit's serviced portfolio of receivables increased 20% over the comparable period last year to a record $4.9 billion. Gross receivables acquired in the first nine months of 1997 were $2.3 billion, an increase of 21% versus the same period in 1996. During the first nine months of 1997, limited-purpose business trusts organized by Case Credit issued $1,706 million of asset-backed securities to outside investors. Case Credit has sold $1,301 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. In the first nine months of 1996, Case Credit issued asset-backed securities totaling $1,646 million, selling $1,238 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes were used to repay outstanding debt and to finance additional receivables.

LIQUIDITY AND CAPITAL RESOURCES
  On October 16, 1997, the Company issued $150 million aggregate principal amount of its 6.75% unsecured and unsubordinated notes due 2007 pursuant to a $700 million shelf registration statement filed with the Securities and Exchange Commission in September 1997. The net proceeds from the offering will be used to fund Case Credit's growing portfolio of receivables and for other corporate purposes, including the repayment of indebtedness.

  On October 17, 1997, Case Credit Australia Pty Ltd replaced its A$250 million revolving credit facilities with A$1.0 billion in new credit facilities. These new facilities are guaranteed by Case Credit Corporation and are comprised of a A$400 million commercial paper program that is backed by a syndicated credit facility, and a A$600 million medium-term note program. Under the terms of the commercial paper program, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the syndicated credit facility, cannot exceed a total of A$400 million. These facilities support Case Credit's strategy to leverage its financing options and broaden its access to traditional capital markets.

OTHER MATTERS

  During the third quarter of 1997, Case Credit announced a joint venture with UFB LOCABAIL SA, a subsidiary of Compagnie Bancaire, to provide financing for Case's European dealers and retail customers. The formation of this new venture, Case Credit Europe S.A.S., establishes the first pan-European finance organization to serve both the agricultural and construction equipment markets in the region. Also during the third quarter, Case Credit and Cummins Engine Company, Inc. ("Cummins") entered into an agreement under which Case Credit will offer financing to all qualified North American retail purchasers, dealers and manufacturers of industrial equipment powered by Cummins engines.

  During the first nine months of 1997, Case Credit received $20 million of additional capitalization from Case Corporation.

                           PART II--OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

  A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K.

  Case Credit Corporation did not file any reports on Form 8-K during the quarter ended September 30, 1997.

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

Date: November 13, 1997

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                    DESCRIPTION OF EXHIBIT                    NUMBERS
  -------                   ----------------------                   ----------
 4(a)      --Indenture between Case Credit Corporation and The
           Bank of New York, dated as of October 1, 1997.
 4(b)      --6 3/4% Note due October 21, 2007 issued pursuant to
           the Indenture between Case Credit Corporation and The
           Bank of New York, dated October 1, 1997.
 4(c)      --Resolutions of the Board of Directors of Case Credit
           Corporation authorizing the public offering of debt se-
           curities of Case Credit Corporation in an aggregate
           principal amount of up to $700,000,000.
 4(d)      --Actions of the Authorized Officers of Case Credit
           Corporation authorizing the issuance of $150,000,000
           aggregate principal amount of 6 3/4% Notes Due October
           21, 1997.
 4(e)      --Officers' Certificate and Company Order of Case
           Credit Corporation for the issuance of $150,000,000 ag-
           gregate principal amount of 6 3/4% Notes Due October
           21, 2007.
 10(a)     Second Amendment, dated as of August 25, 1997, to the
           Revolving Credit and Guarantee Agreement, dated as of
           August 23, 1996, among Case Credit Corporation, certain
           foreign Subsidiaries from time to time parties thereto,
           the Lenders parties thereto, the Co-Agents and Lead
           Managers named therein, and The Chase Manhattan Bank,
           as Administrative Agent.
 10(b)     Second Amendment, dated as of August 25, 1997, to the
           Revolving Credit Agreement, dated as of August 23,
           1996, among Case Credit Ltd., the Lenders parties
           thereto, Canadian Imperial Bank of Commerce, as Co-
           Agent, and The Bank of Nova Scotia, as Administrative
           Agent.
 10(c)     --Deed of Guarantee and Negative Pledge, dated October
           17, 1997, executed by Case Credit Corporation pursuant
           to which Case Credit Corporation guarantees certain in-
           debtedness of Case Credit Australia Pty Ltd.
 10(d)     --Bill Facility Agreement, dated October 17, 1997, be-
           tween Case Credit Australia Pty Ltd, the lenders par-
           ties thereto, and National Australia Bank Limited, as
           Agent.
 10(e)     --Deed Poll, dated October 17, 1997, executed by Case
           Credit Australia Pty Ltd, pursuant to which Case Credit
           Australia Pty Ltd may from time to time issue medium-
           term notes.
 12        Computation of Ratio of Earnings to Fixed Charges.
 27        Financial Data Schedule.