Form 10-K
period 1997-12-31
CASE CREDIT CORP
filed 1998-03-13
CIK 1005319

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                      COMMISSION FILE NUMBER 33-80775-01
                            CASE CREDIT CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

  COMMON STOCK, PAR VALUE $5.00 PER SHARE: 200 SHARES OUTSTANDING AS OF DECEMBER 31, 1997, ALL OF WHICH ARE OWNED BY CASE CORPORATION.

  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I OF FORM 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
  ITEM 1.  BUSINESS.....................................................     1
  ITEM 2.  PROPERTIES...................................................     3
  ITEM 3.  LEGAL PROCEEDINGS............................................     3
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........     3*
 PART II
                   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
  ITEM 5.  STOCKHOLDER MATTERS..........................................     4
  ITEM 6.  SELECTED FINANCIAL DATA......................................     4*
  ITEM 7.  MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS...............     4
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................     7
            Index to Financial Statements of Case Credit Corporation and
           Consolidated Subsidiaries....................................     7
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................    25
 PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........    25*
  ITEM 11. EXECUTIVE COMPENSATION.......................................    25*
                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  ITEM 12. MANAGEMENT...................................................    25*
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............    25*
 PART IV
             EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
  ITEM 14. 8-K..........................................................    25
           Financial Statements Included in Item 8......................    25
             Index to Financial Statements and Schedule Included in Item
           14...........................................................    25
           Schedules Omitted as Not Required or Inapplicable............    25
           Exhibits.....................................................    26
           Reports on Form 8-K..........................................    26

* No response to this item is included herein for the reason that it is inapplicable, is not required pursuant to General Instruction I of Form 10-K, or the answer to such item is negative.

                                    PART I.

ITEM 1. BUSINESS.

GENERAL

  Case Credit Corporation is a wholly owned finance subsidiary of Case Corporation ("Case"). Case Credit Corporation, its wholly owned operating subsidiaries, Case Credit Ltd. (Canada) and Case Credit Australia Pty Ltd, and Case Credit Corporation's joint ventures, Case Credit Europe S.A.S. and UzCaseagroleasing (collectively "Case Credit" or the "Company"), provide and administer financing for the retail purchase or lease of new and used Case agricultural and construction equipment and other new and used agricultural and construction equipment. Case Credit offers various types of retail financing to end-use customers to facilitate the sale or lease of Case products in the United States, Canada, Australia, Europe and Uzbekistan. The Company's business principally involves purchasing retail installment sales contracts from Case dealers. In addition, the Company facilitates and finances the sale of insurance products to retail customers, provides financing for Case dealers and Case rental equipment yards, and also provides other retail financing programs in North America. In North America, Case Credit's private-label credit card (issued by Nations Bank of Delaware, N.A.) is used by customers to purchase parts, service, rentals and small wholegoods from Case dealers. Case Credit also provides financing options to dealers for a variety of purposes, including working capital, real estate acquisitions, construction and remodeling, business acquisitions, dealer systems and service and maintenance equipment.

  The Company's business is highly dependent on the ability of Case and its dealers to generate sales and leasing activity, the willingness of customers to enter into financing transactions with the Company and the availability of funds to the Company to finance such transactions. The ability of Case and its dealers to sell agricultural and construction equipment and thereby generate retail receivables is affected by numerous factors, including the general level of activity in the agricultural and construction industries, the rate of North American agricultural production and demand, weather conditions, commodity prices, consumer confidence, government subsidies for the agricultural sector, prevailing levels of construction (especially housing starts), and levels of total industry capacity and equipment inventory. In addition, the Company's business is affected by changes in market interest rates, which in turn are related to general economic and capital market conditions, demand for credit, inflation, governmental policies and other factors.

  The Company obtains funding for its operations primarily from the issuance of commercial paper, bank revolving credit facilities, medium-term notes and public debt, the issuance of securities in asset-backed securitization ("ABS") transactions, earnings retained in the business, and advances and equity capital from Case. The Company sells substantial amounts of retail receivables in ABS transactions that typically involve the sale of a pool of retail installment sales contracts to limited-purpose business trusts or similar securitization entities ("Trusts"). The Company remains as servicer to such receivables, for which it is paid a servicing fee.

  The businesses in which the Company is engaged are highly competitive. Competitors of Case Credit principally include banks and other finance and leasing companies. The Company competes for customers based upon its customer service and finance rates charged. A significant amount of Case equipment retail sales and leases is financed by the Company. The Company emphasizes convenient service to retail customers and offers flexible terms, such as seasonal schedules of repayment and rentals, in its specialized markets. The Company's finance rates and lease rental rates are generally believed to be in the range of those of other financing and leasing companies, although not as low as those of some banks and other lenders and lessors. Case Credit offers various financing plans designed to meet customer requirements and increase the potential for sales of Case products while generating financing income for the Company.

  The Company's strategy is to increase the size of its portfolio of managed receivables, which includes receivables owned and receivables serviced for Trusts and other entities in ABS transactions, and to increase its profitability by focusing on the size and quality of its portfolio and on financing, marketing and technology. The Company continues to expand its financing business by providing retail and dealer financing in new geographic regions and for a broader range of equipment, and by offering new financing products to Case dealers, end-use customers and others. During 1997, Case Credit established Case Credit Europe S.A.S., a joint venture with UFB LOCABAIL SA, a subsidiary of Compagnie Bancaire, to provide financing for Case's European dealers and retail customers. Also during 1997, through an agreement established with Cummins Engine Company, Inc. ("Cummins"), Case Credit began to offer financing to qualified North American retail purchasers, dealers and manufacturers of industrial equipment powered by Cummins engines. Through UzCaseagroleasing, a joint venture with The Association of Banks of Uzbekistan, Case Credit provides financing for the retail acquisition of new and used Case agricultural equipment in Uzbekistan. Case Credit's portfolio of managed receivables, which includes receivables owned and receivables serviced for others, has grown from $4.3 billion at December 31, 1996, to $5.2 billion at December 31, 1997.

  Case Credit Corporation was incorporated in Delaware on January 26, 1993. The principal offices of the Company are located at 233 Lake Avenue, Racine, Wisconsin, 53403.

BUSINESS OF CASE CORPORATION

  Case is a leading worldwide designer, manufacturer, marketer and distributor of farm equipment and light- to medium-sized construction equipment. Case's market position is particularly significant in several product categories including loader/backhoes, skid steer loaders, large, high-horsepower farm tractors and self-propelled combines.

  In 1997, Case's sales of farm and construction equipment represented 79% of total revenues, while sales of replacement parts represented 17% and financing operations accounted for 4% of total revenues. In 1997, Case's sales of farm equipment represented 63% of revenues from equipment sales, and sales of construction equipment represented 37% of revenues from equipment sales.

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

 Special Marketing Programs

  The Company, in conjunction with Case, Case dealers and other manufacturers and their dealers, periodically offers, as part of its marketing strategy, below-market interest rate and waived interest rate financing to customers. When the Company acquires retail installment sales contracts and finance leases subject to below-market interest rate and waived interest rate financing, the Company is compensated for the difference between market rates and the amounts received by the Company. The cost of this below-market interest rate and waived interest rate financing is currently borne completely by the manufacturers (and not by the Company) and is settled monthly. The interest differential is recognized as income by Case Credit over the term of the contracts. If such contract is subsequently sold, the interest differential is recognized as part of the gain on retail notes sold.

 Dividends

  Case Credit paid dividends to Case of $40 million and $93 million, for the years ended December 31, 1996 and 1995, respectively. Case Credit did not pay dividends in 1997.

 Support Agreement

  The Company and Case have entered into a support agreement (the "Support Agreement") which provides, among other things, that Case will remain, directly or indirectly, the sole owner of all of the voting stock of the Company, and will make quarterly payments to the Company to the extent necessary to ensure that the Company's consolidated pre-tax earnings (as defined) available for fixed charges equal at least 1.10 times its fixed charges (as defined) in all periods composed of four consecutive fiscal quarters. The Support Agreement provides that Case is not directly or indirectly guaranteeing any indebtedness, liability or obligation of the Company. The Support Agreement may be modified or amended by the parties thereto or terminated by either party upon thirty days' prior written notice to the other party, with copies of such amendment or notice being sent to Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Group ("S&P"), and any other nationally recognized statistical rating organizations then rating Case Credit debt, if (i) Moody's and S&P confirm in writing that their ratings on Case Credit debt then rated or capable of being rated by them would not be downgraded or withdrawn as a result of such modification, amendment or termination, or (ii) the modification, amendment or notice of termination provides that the Support Agreement will continue in effect with respect to debt of Case Credit outstanding on the effective date of the modification, amendment or termination, or (iii) the holders of at least a majority of the aggregate unpaid principal amount of all outstanding debt of Case Credit with an original maturity in excess of 270 days consent in writing, so long as the holders of debt of Case Credit having an original maturity of 270 days or less shall continue to have the benefit of the Support Agreement until the maturity of such debt. For purposes of the Support Agreement, no portion of any debt is considered to be "outstanding" if such debt is deemed to be discharged and not outstanding in accordance with the indenture or other governing instrument defining the rights of the holders of such debt.

  The calculation of pretax earnings available for fixed charges under the Support Agreement differs from the calculation of the ratio of earnings to fixed charges in accordance with the rules and regulations of the Securities and Exchange Commission. Under the Support Agreement, all cash extraordinary non-recurring items of income or expense (other than cash debt defeasance costs) are included, whereas under the Securities and Exchange Commission's rules and regulations, such items are excluded. No payment has been required by Case to meet the Support Agreement commitments.

ITEM 2. PROPERTIES.

  Case Credit Corporation does not own any real estate. Its principal executive offices are located at 233 Lake Avenue, Racine, WI 53403.

  As of December 31, 1997, the Company had additional offices in or near Memphis, Tennessee; Dallas, Texas; Minneapolis, Minnesota; Columbus, Ohio; Toronto, Canada, and St. Mary's, Australia.

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

  The Company paid dividends to Case Corporation in the amount of $40 million and $93 million in 1996 and 1995, respectively. The Company did not pay dividends in 1997.

ITEM 6. SELECTED FINANCIAL DATA.

  Information for this Item 6 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 7. MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS.

 1997 Compared to 1996

  Net Income

  Case Credit recorded net income of $82 million in 1997, as compared to net income, before extraordinary items, of $88 million in 1996. The $6 million decrease in year-over-year income is primarily due to increased interest expense, reduced margins on the sale of retail notes under asset-backed securitizations, lower securitization and servicing fee income, as well as increased depreciation of equipment on operating leases, largely offset by higher earnings as a result of increased levels of on-balance-sheet receivables. In the third quarter of 1996, Case Credit incurred a $3 million extraordinary, after-tax charge to write-off unamortized bank fees in conjunction with the refinancing of the Company's credit facilities. Case Credit recorded net income of $85 million in 1996.

  Revenues

  Case Credit reported total revenues of $272 million for 1997, an increase of $28 million or 11% over the $244 million of revenues reported for 1996. Finance income earned on retail notes and finance leases increased to $103 million in 1997 as compared to $64 million for the same period in 1996, primarily due to increased levels of on-balance-sheet receivables. Operating lease revenues increased $17 million to $33 million for 1997, reflecting the growth in Case Credit's operating lease portfolio. These revenue increases were partially offset by decreases in net gains on retail notes sold, as well as lower securitization and servicing fee income. Case Credit continues to implement its asset-management strategy of retaining a larger percentage of assets on balance sheet, as opposed to selling those assets through asset-backed securitizations. Long term, the Company believes this strategy will generate a more stable earnings performance for Case Credit. In the short term, however, earnings growth may be constrained as Case Credit continues to grow its on-balance-sheet portfolio.

  Expenses

  Operating expenses for Case Credit increased $13 million to a total of $52 million in 1997 as compared to 1996. This increase primarily resulted from a $12 million increase in depreciation expense for equipment on operating leases relating to Case Credit's larger operating lease portfolio.

  Case Credit's interest expense for 1997 was $98 million, up $26 million from the $72 million reported in 1996. The increased interest expense resulted from higher average debt levels during 1997, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Serviced Portfolio

  As of December 31, 1997, Case Credit's serviced portfolio increased 21% over the same time last year to a record $5.2 billion. Gross receivables acquired in 1997 increased 29% for a total of $3.4 billion versus the same period in 1996. Case Credit retained approximately $570 million of additional retail notes and finance leases as compared to December 31, 1996, consistent with the Company's asset-management strategy announced in early 1997. Case Credit's portfolio losses were $8 million in 1997 as compared to $3 million in 1996, resulting in a loss-to-liquidation ratio of 0.34% in 1997 and 0.15% in 1996.

  The growth in Case Credit's serviced portfolio reflects the increased marketing and growth initiatives of Case Credit and the strong demand for both new and used equipment. In early 1997, Case Credit broadened its product line with the introduction of a commercial loan program in North America. Case Credit expanded its geographic reach in 1997 through the establishment of a joint venture in Europe, Case Credit Europe S.A.S., that provides financing for Case's European dealers and retail customers. Also in 1997, Case Credit and Cummins entered into an agreement under which Case Credit will offer financing to qualified North American retail purchasers, dealers and manufacturers of industrial equipment powered by Cummins engines.

  Case Credit sold $1.8 billion and $1.6 billion of retail notes in 1997 and 1996, respectively, to limited-purpose business trusts organized by Case in the United States and Canada. These trusts were formed for the purpose of purchasing receivables from Case Credit and the receivables were used as collateral for the issuance of asset-backed securities to outside investors. The proceeds from the sale of the retail notes were used to repay indebtedness and to finance additional receivables.

  Interest Rate Risk Management

  Case Credit is exposed to interest rate risk and as such has implemented an interest rate risk management program. The program is within the guidelines and policies approved by the Board of Directors to limit exposure to rising interest rates.

  At December 31, 1997, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments, including total receivables and long-term debt obligations. The fair value gains or losses in the table below represent the changes in the financial instrument's fair values that would be caused by increasing the Company's weighted-average interest rates by 10% at December 31, 1997, based on the discounted values of their related cash flows (in millions):

                                                                    FAIR VALUE
                                                                  GAINS/(LOSSES)
                                                                  --------------
     Total receivables, net......................................      $(11)
     Long-term borrowings and related swaps:
      Case Credit Long-term borrowings...........................       (11)
      Interest rate swaps........................................         1
      Treasury rate locks........................................         1
                                                                       ----
         Total...................................................      $(20)
                                                                       ====

  Other Matters

  In July 1996, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," which requires that costs associated with modifying computer software for the year 2000 be expensed as incurred. Through Case Credit's ongoing process of evaluating and performing systems and software upgrades and enhancements, the Company has actively been addressing year 2000 issues since 1995. During 1997, the Company performed a thorough analysis of the impact of modifying computer software that is not yet year 2000 compliant. The Company believes, based upon its review, that future external and internal costs to be incurred for the modification of internal-use software to address year 2000 issues will not have a material effect on Case Credit's financial position, cash flows or results of operations. The Company has also undertaken a program to ensure that its suppliers are addressing year 2000 issues and, subject to the Company's ongoing review of suppliers' year 2000 compliance, is not aware at this time of any such issues that would have a material adverse effect on Case Credit's financial position, cash flows or results of operations. As a result, subject to the Company's ongoing compliance efforts, the costs and uncertainties relating to timely resolution of year 2000 issues applicable to the Company's business and operations are not reasonably expected by the Company to have a material adverse effect on Case Credit's financial position, cash flows or results of operations. The preceding three sentences are forward-looking statements and the actual costs could differ materially from the costs currently anticipated by the Company.

  In February 1998, limited-purpose business trusts organized by Case Credit issued $614 million of asset-backed securities to outside investors, of which $300 million was prefunded and will be sold to the trusts as receivables are generated. The proceeds from this securitization will be used to repay outstanding debt and to fund Case Credit's growing portfolio of receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX TO FINANCIAL STATEMENTS OF CASE CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Report of independent public accountants..................................   8
Statements of income for each of the three years in the period ended De-
 cember 31, 1997..........................................................   9
Balance sheets as of December 31, 1997 and 1996...........................  10
Statements of cash flows for each of the three years in the period ended
 December 31, 1997........................................................  11
Statements of changes in stockholder's equity for each of the three years in the period ended December 31, 1997....................................  12
Notes to financial statements.............................................  13

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder of Case Credit Corporation:

  We have audited the accompanying consolidated balance sheets of Case Credit Corporation (a Delaware corporation) and subsidiaries, as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholder's equity and cash flows, for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Case Credit Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 20, 1998
(except with respect to the matters discussed in Note 12, as to which the date is February 24, 1998)

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN MILLIONS)

                                                                1997 1996  1995
                                                                ---- ----  ----
Revenues:
  Finance income earned on retail notes and finance leases..... $103 $ 64  $ 31
  Interest income from Case Corporation........................   19   17    29
  Net gain on retail notes sold................................   71   85    92
  Securitization and servicing fee income......................   42   60    59
  Lease income on operating leases.............................   33   16     4
  Other income.................................................    4    2     2
                                                                ---- ----  ----
      Total revenues...........................................  272  244   217
Expenses:
  Interest expense.............................................   98   72    42
  Operating expenses:
    Fees charged by Case Corporation...........................   18   20    19
    Administrative and operating expenses......................   11   11     7
    Provision (credit) for credit losses.......................  --    (3)   (3)
    Depreciation of equipment on operating leases..............   22   10     3
    Other......................................................    1    1     2
                                                                ---- ----  ----
      Total operating expenses.................................   52   39    28
                                                                ---- ----  ----
      Total expenses...........................................  150  111    70
                                                                ---- ----  ----
  Income before taxes and extraordinary items..................  122  133   147
  Income tax provision.........................................   40   45    53
                                                                ---- ----  ----
  Income before extraordinary items............................   82   88    94
  Extraordinary items..........................................  --    (3)  --
                                                                ---- ----  ----
Net income..................................................... $ 82 $ 85  $ 94
                                                                ==== ====  ====



  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996
                        (IN MILLIONS, EXCEPT SHARE DATA)

                            ASSETS
                            ------
                                                                 1997    1996
                                                                ------  ------
Cash and cash equivalents...................................... $   67  $   17
Retail notes and finance leases................................  1,733   1,163
Due from Trusts................................................    267     268
                                                                ------  ------
    Total receivables..........................................  2,000   1,431
Allowance for credit losses....................................    (22)    (23)
                                                                ------  ------
    Total receivables--net.....................................  1,978   1,408
Affiliated receivables.........................................     67      13
Equipment on operating leases, at cost.........................    209     110
Accumulated depreciation.......................................    (30)    (13)
                                                                ------  ------
    Net equipment on operating leases..........................    179      97
                                                                ------  ------
Property and equipment, at cost................................      4       3
Accumulated depreciation.......................................     (1)     (1)
                                                                ------  ------
    Net property and equipment.................................      3       2
Other assets...................................................     68      20
                                                                ------  ------
    Total...................................................... $2,362  $1,557
                                                                ======  ======
             LIABILITIES AND STOCKHOLDER'S EQUITY
             ------------------------------------
Short-term debt................................................ $1,147  $  829
Accounts payable and other accrued liabilities.................     64      54
Affiliated payables............................................     39      --
Deposits withheld from dealers.................................     18      19
Long-term debt.................................................    735     415
                                                                ------  ------
    Total liabilities..........................................  2,003   1,317
                                                                ------  ------
Commitments and Contingencies (Note 9)
Minority Interest..............................................      2     --
Stockholder's equity:
  Common Stock, $5 par value, 200 shares authorized, issued and
   outstanding.................................................    --      --
  Paid-in capital..............................................    244     199
  Cumulative translation adjustment............................    (16)     (6)
  Retained earnings............................................    129      47
                                                                ------  ------
    Total stockholder's equity.................................    357     240
                                                                ------  ------
    Total...................................................... $2,362  $1,557
                                                                ======  ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN MILLIONS)

                                                         1997    1996    1995
                                                        ------  ------  ------
OPERATING ACTIVITIES:
 Net income............................................ $   82  $   85  $   94
 Adjustments to reconcile net income to net cash pro-
  vided (used)
  by operating activities:
  Depreciation and amortization........................     24      12       3
  Deferred income tax expense..........................     18       1      (9)
  Extraordinary items, after tax.......................    --        3     --
  Net gain on retail notes sold........................    (71)    (85)    (92)
  Changes in components of working capital:
   (Increase) decrease in other assets.................    (31)      5     (23)
   Increase (decrease) in accounts payables and other
    accrued liabilities................................     22      21       8
  Other, net...........................................     (6)    --        1
                                                        ------  ------  ------
    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES...     38      42     (18)
                                                        ------  ------  ------
INVESTING ACTIVITIES:
 Cost of receivables acquired.......................... (2,791) (2,143) (1,949)
 Collections of receivables............................    489     296     157
 Proceeds from sales of receivables....................  1,749   1,584   1,374
 Purchase of equipment on operating leases.............   (100)    (71)    (36)
 Investments in joint ventures.........................    (16)    --      --
 Expenditures for property and equipment...............     (1)     (2)    --
                                                        ------  ------  ------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES...   (670)   (336)   (454)
                                                        ------  ------  ------
FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt..............    150     200     --
 Payment of long-term debt.............................    --      --       (5)
 Increase in short-term debt and revolving credit fa-
  cilities.............................................    487     136     576
 Dividends paid to Case Corporation....................    --      (40)    (93)
 Capital contributions from Case Corporation...........     45     --        5
                                                        ------  ------  ------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...    682     296     483
                                                        ------  ------  ------
INCREASE IN CASH AND CASH EQUIVALENTS..................     50       2      11
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........     17      15       4
                                                        ------  ------  ------
CASH AND CASH EQUIVALENTS, END OF PERIOD............... $   67  $   17  $   15
                                                        ======  ======  ======
CASH PAID DURING THE PERIOD FOR INTEREST............... $  101  $   71  $   40
                                                        ======  ======  ======
CASH PAID DURING THE PERIOD FOR TAXES.................. $   44  $   47  $   56
                                                        ======  ======  ======

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN MILLIONS)

                                                     CUMULATIVE
                                      COMMON PAID-IN TRANSLATION RETAINED
                                      STOCK  CAPITAL ADJUSTMENT  EARNINGS TOTAL
                                      ------ ------- ----------- -------- -----
Balance, December 31, 1994...........  $--    $ 94      $ (8)      $  1   $187
  Net income.........................   --     --        --          94     94
  Dividends declared.................   --     --        --         (93)   (93)
  Capital contributions from Case
   Corporation.......................   --       5       --         --       5
                                       ----   ----      ----       ----   ----
Balance, December 31, 1995...........   --     199        (8)         2    193
  Net income.........................   --     --        --          85     85
  Dividends declared.................   --     --        --         (40)   (40)
  Translation adjustment.............   --     --          2        --       2
                                       ----   ----      ----       ----   ----
Balance, December 31, 1996...........   --     199        (6)        47    240
  Net income.........................   --     --        --          82     82
  Translation adjustment.............   --     --        (10)       --     (10)
  Capital contributions from Case
   Corporation.......................   --      45       --         --      45
                                       ----   ----      ----       ----   ----
Balance, December 31, 1997...........  $--    $244      $(16)      $129   $357
                                       ====   ====      ====       ====   ====



  The accompanying notes to financial statements are an integral part of these
                 Statements of Changes in Stockholder's Equity.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

  Case Credit Corporation is a wholly owned finance subsidiary of Case Corporation ("Case"). Case Credit Corporation, its wholly owned operating subsidiaries, Case Credit Ltd. (Canada) and Case Credit Australia Pty Ltd, and Case Credit Corporation's joint ventures, Case Credit Europe S.A.S. and UzCaseagroleasing (collectively "Case Credit" or the "Company"), provide and administer financing for the retail purchase or lease of new and used Case agricultural and construction equipment and other new and used agricultural and construction equipment. Case Credit offers various types of retail financing to end-use customers to facilitate the sale or lease of Case products in the United States, Canada, Australia, Europe and Uzbekistan. The Company's business principally involves purchasing retail installment sales contracts from Case dealers. In addition, the Company facilitates and finances the sale of insurance products to retail customers, provides financing for Case dealers and Case rental equipment yards, and provides other retail financing programs in North America. In North America, Case Credit's private-label credit card is used by customers to purchase parts, service, rentals and small wholegoods from Case dealers. Case Credit also provides various financing options to dealers for a variety of purposes including working capital, real estate acquisitions, construction and remodeling, business acquisitions, dealer systems and service and maintenance equipment.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Presentation

  The accompanying financial statements reflect the consolidated results of Case Credit Corporation and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

  Certain reclassifications have been made to conform prior years' financial statements to the 1997 presentation.

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

 Foreign Currency Translation

  The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Revenue and expenses are translated at average rates during the year. Adjustments resulting from this translation are deferred and reflected as a separate component of Stockholder's Equity. Foreign exchange transaction gains/losses for the years ended December 31, 1997, 1996 and 1995, were not material.

 Recognition of Finance and Interest Income

  Retail Notes and Finance Leases--The Company records finance income earned on retail notes and finance leases using the effective interest method. A portion of the earned finance income arises from sales programs offered by Case and other manufacturers on which finance charges are waived or low-rate financing programs are offered. When the Company acquires retail installment sales contracts and finance leases subject to below-market interest rate and waived interest rate financing, the Company is compensated for the difference between market rates and the amounts received by the Company. Case Credit receives compensation from Case and other manufacturers in an amount equal to the difference between the competitive interest rate and the amount paid by

                   CASE CREDIT CORPORATION AND SUBSIDIARIES the customer. This amount is initially recognized as unearned finance charges and is recognized as interest income from Case over the term of the retail notes from sales programs offered by Case. The amounts earned from Case for below-market interest rate and waived interest rate financing are included in "Interest income from Case Corporation" in the accompanying Statements of Income, and amounted to $19 million, $17 million and $29 million in 1997, 1996 and 1995, respectively. Compensation received for below-market interest rates and waived interest rate financing from other manufacturers is included in "Finance income earned on retail notes and finance leases" in the accompanying Statements of Income. When the receivables are sold, the unrecognized portion of the unearned finance charges is included in the calculation of the net gain on retail notes sold. The Company included in its gain calculations income from Case amounting to $63 million, $67 million and $98 million in 1997, 1996 and 1995, respectively, as part of the sale of retail notes. These amounts are included in "Net gain on retail notes sold" in the accompanying Statements of Income. Recognition of income on loans is generally suspended when an account becomes 120 days delinquent or when management determines that collection of future income is not probable. Accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time. The amount of loans and related finance charges for which income recognition has been suspended is not material.

  The Company offers retail notes with interest rates that float with the prime rate, plus an applicable margin. At December 31, 1997 and 1996, these notes amount to $279 million and $190 million, respectively.

 Receivables Sold and Serviced

  Certain retail notes receivable have been securitized and sold to limited-purpose business trusts ("Trusts") with recourse up to certain specified amounts. For sales occurring during 1997, receivables, net of retained interests, are removed from the balance sheet and a gain or loss on sale is recognized in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." For sales of retail receivables between June 1994 and December 1996, the retail notes receivable sold were removed from the balance sheet and a gain or loss on sale was recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds were based on the proceeds received from investors adjusted for normal servicing fees, the estimated obligation pursuant to recourse provisions, and other factors, as appropriate. For receivables sold prior to June 1994, Case Credit recognizes excess servicing fees that represent the excess of the yield on the portfolio sold over the yield paid to investors in the Trusts. These excess servicing fees are recognized as the amounts are received from the Trusts rather than at the time of sale, due to the uncertainty of the amount of fees that would ultimately be collected. During 1997, 1996 and 1995, Case Credit received excess servicing fees amounting to $3 million, $21 million and $21 million, respectively, which is included in "Securitization and servicing fee income" in the accompanying Statements of Income. At December 31, 1997, the excess servicing fee asset is not material. No servicing asset or liability has been recorded under the provisions of SFAS No. 125 by the Company, as management believes that the servicing fee income received is fair compensation for the services provided.

  Case Credit is required to remit the cash collected on the serviced portfolio to the Trusts within two business days. At December 31, 1997 and 1996, $21 million and $27 million, respectively, of unremitted cash payable to the Trusts is included in "Accounts payable and other accrued liabilities" in the accompanying Balance Sheets.

 Accounting Pronouncements

  Effective January 1, 1995, Case Credit adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," that requires companies to value impaired loans based on the present value of expected future cash

                   CASE CREDIT CORPORATION AND SUBSIDIARIES flows or other practical measures as outlined in the statement. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

  Effective January 1, 1997, Case Credit adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of
Liabilities." The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

  Case Credit will adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. The adoption of these statements will have no effect on the Company's financial position or results of operations.

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

 Deposits Withheld from Dealers

  These deposits represent amounts withheld from dealers relating to retail sales financed using retail notes and finance leases. Any subsequent losses on retail notes or finance leases that were acquired with limited recourse are charged against the amounts withheld from the dealer. To the extent that a loss on a retail note or finance lease exceeds the dealers' reserves, the amount is charged against the Company's allowance for credit losses. Annually, the balance of each dealer's withholding account, in excess of certain minimum levels, is remitted to the dealer.

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

  Reference is made to Note 7, "Financial Instruments," for further information regarding the Company's use of derivative financial instruments.

 Extraordinary Items

  During 1996, the Company recorded a $3 million extraordinary, after-tax charge to write-off unamortized bank fees in conjunction with the refinancing of the Company's credit facilities.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

NOTE 3: RECEIVABLES

  A summary of receivables is as follows (in millions):

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
      Retail notes.............................................. $1,417  $  930
      Finance leases............................................    491     385
      Due from Trusts...........................................    267     268
                                                                 ------  ------
          Gross receivables.....................................  2,175   1,583
      Less--Unearned finance charges............................   (175)   (152)
      Less--Allowance for credit losses.........................    (22)    (23)
                                                                 ------  ------
          Total receivables, net................................ $1,978  $1,408
                                                                 ======  ======

 Retail Notes and Finance Leases

  The terms of retail notes and finance leases generally range from two to six years. The average effective yield on retail notes and finance leases held by the Company was approximately 9.1% and 9.5% at December 31, 1997 and 1996, respectively.

  Maturities of retail notes and finance leases as of December 31, 1997 are as follows (in millions):

      Years ending December 31,
      -------------------------
        1998............................................................  $  752
        1999............................................................     503
        2000............................................................     311
        2001............................................................     199
        2002............................................................     114
        2003 and thereafter.............................................      29
                                                                          ------
          Total retail notes and finance leases--gross..................   1,908
      Less--Unearned finance charges....................................    (175)
                                                                          ------
          Total retail notes and finance leases, net of unearned finance charges......................................................  $1,733
                                                                          ======

  The terms of the retail notes and finance leases allow for prepayment at any time without penalty.

  Changes in the allowance for credit losses are as follows (in millions):

                                                               1997  1996  1995
                                                               ----  ----  ----
      Balance, beginning of year.............................. $23   $25   $26
      Provision (credit) for credit losses.................... --     (3)   (3)
      Write-offs, net of recoveries...........................  (1)    1     2
                                                               ---   ---   ---
      Balance, end of year.................................... $22   $23   $25
                                                               ===   ===   ===

  The allowance for credit losses is established to cover potential losses for receivables owned by the Company. During 1997, the Company reclassified a portion of its allowance for credit losses that related to the receivables sold to Trusts as a direct reduction of the "Due from Trusts" receivable balance in the accompanying Balance Sheets. Similar reclassifications were made to prior year balances to conform to the 1997 presentation.

  The preceding table reflects losses incurred by the Company and does not include losses charged to dealers or those absorbed by the Trusts. Total losses incurred on the Company's serviced portfolio were $8 million in

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

1997 and $3 million in 1996 and 1995. In 1996 and 1995, the Company reversed $3 million of the allowance for credit losses, as the allowance was deemed to be excessive.

  Case Credit sold $1.8 billion, $1.6 billion and $1.5 billion of retail notes (net of unearned finance charges) in 1997, 1996 and 1995, respectively, to Trusts in the United States and Canada. The Trusts were formed for the purpose of purchasing Case Credit receivables and the receivables were used as collateral for the issuance of asset-backed securities (asset-backed securitizations) to outside investors. The cash proceeds received from the sales of notes were reduced by $55 million, $73 million and $90 million, in 1997, 1996 and 1995, respectively, pursuant to certain recourse provisions in the sale agreements. These reductions in cash proceeds are held in escrow by the Trusts to provide security in the event of uncollectible notes and are released to the Company when the notes are collected. Escrow amounts held by the Trusts, of $154 million and $171 million at December 31, 1997 and 1996 are recorded in "Due from Trusts" in the accompanying Balance Sheets. Case Credit has established reserves for the estimated losses on amounts held in escrow, and these reserves are recorded in from "Due from Trusts" on the accompanying Balance Sheets. A security interest in the equipment financed by the retail notes is maintained such that in the event of non-performance, the related equipment can be repossessed to minimize losses. As these Trusts are controlled by third parties and meet minimum equity capitalization standards, they are not included in the consolidated financial statements of the Company.

  Case Credit's portfolio of managed receivables, including receivables owned and receivables serviced for others, has grown from $4.3 billion at December 31, 1996, to $5.2 billion at December 31, 1997. Case's serviced portfolio at December 31, 1997, included $4.6 billion of retail notes (net of unearned finance charges), of which $2.7 billion (net of unearned finance charges) were owned by Trusts in the United States and Canada. At December 31, 1996, Case Credit serviced a portfolio of $3.8 billion of managed receivables (net of unearned finance charges), including retail notes amounting to $2.3 billion (net of unearned finance charges) that were owned by Trusts in the United States and Canada. Case Credit also serviced $88 million and $235 million of retail notes (net of unearned finance charges) at December 31, 1997 and 1996, respectively, that were owned by an unaffiliated third party.

  At December 31, 1997 and 1996, approximately $56 million and $115 million, respectively, of retail notes receivable (net of unearned finance charges) have been pledged as collateral under the Company's three-year, $750 million U.S. asset-backed commercial paper liquidity facility.

  Retail notes receivable and serviced receivables sold with limited recourse have significant concentrations of credit risk in the farm and construction business sectors. On a geographic basis, there is not a disproportionate concentration of credit in any area of the United States, Canada or Australia.

NOTE 4: SHORT-TERM DEBT

  The Company has various lines of credit and liquidity facilities that include borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements. Case Credit established the following credit facilities in August 1996: (i) a five-year, $1.2 billion revolving credit facility; (ii) a three-year, $750 million U.S. asset-backed commercial paper liquidity facility ("Liquidity Facility"); and (iii) a five-year, C$500 million revolving credit facility. In October 1997, Case Credit's Australian subsidiary, Case Credit Australia Pty Ltd, established a A$400 million revolving credit facility comprised of a five-year, A$300 million revolving credit facility and a 364-day, A$100 million revolving credit facility. Case Credit also has commercial paper programs of $1.2 billion, C$500 million and A$400 million. Under the terms of these programs, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the applicable revolving credit facility mentioned above, cannot exceed the total amount available under the revolving credit facility.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

  Case Credit has other lines of credit available for working capital expenditures and other general purposes. In addition, Case Credit has a $550 million medium-term note program that was established in the United States pursuant to a shelf registration statement filed with the Securities and Exchange Commission in September 1997, and Case Credit Australia Pty Ltd has a A$600 million medium-term note program that was established in October 1997.

  A summary of short-term debt is set forth in the following table (in millions):

                                                                     DECEMBER
                                                                        31,
                                                                    -----------
                                                                     1997  1996
                                                                    ------ ----
      Credit agreements (a)........................................ $  --  $438
      Commercial paper.............................................  1,112  299
      Commercial paper liquidity facility..........................     35   92
                                                                    ------ ----
          Total short-term debt.................................... $1,147 $829
                                                                    ====== ====

--------
(a) The credit agreements include borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

  The weighted-average interest rates on total short-term debt outstanding at December 31, 1997 and 1996, were 5.9% and 5.4%, respectively. At December 31, 1997, the unused portion of the combined committed credit facilities and the commercial paper program was $438 million, and the unused portion of the asset-backed commercial paper liquidity facility was $715 million. At December 31, 1996, the unused portion of the combined committed credit facilities and the commercial paper program was $882 million, and the unused portion of the asset-backed commercial paper liquidity facility was $658 million.

  At the option of the Company, borrowings under the revolving credit facilities bear interest at: (i) prime rate; (ii) LIBOR, plus an applicable margin; or (iii) banker's bills of acceptance rates, plus an applicable margin. Borrowings may be obtained in U.S. dollars and certain other foreign currencies. Borrowings under the Liquidity Facility bear interest at prevailing commercial paper rates at the date of the borrowing. Case Credit's revolving credit facilities (other than the Liquidity Facility) contain restrictive covenants that require that Case Credit maintain certain financial conditions including a maximum ratio of debt to net worth and a minimum fixed-charge coverage ratio. The revolving credit facilities (other than the Liquidity Facility) also impose certain restrictions on certain indebtedness, liens on Company assets and ownership of certain subsidiaries. Pursuant to a support agreement, Case Corporation has agreed to maintain its ownership in, and provide financial backing for, Case Credit. At December 31, 1997, the Company was in compliance with all debt covenants.

  Due to the availability of financing under the Company's credit facilities, Case Credit has classified $125 million, $65 million and $70 million of borrowings under the commercial paper facilities of Case Credit Corporation, Case Credit Australia Pty Ltd, and Case Credit Ltd. (Canada), respectively, as long term. The Company has also classified $125 million of borrowings under uncommitted revolving credit facilities of Case Credit Corporation as long term.

  The credit facilities generally provide for facility fees on the total commitment, whether used or unused, and also provide for annual agency fees to the administrative agents for the facilities.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

NOTE 5: LONG-TERM DEBT

  A summary of long-term debt is set forth in the following table (in millions):

                                                                      DECEMBER
                                                                         31,
                                                                      ---------
                                                                      1997 1996
                                                                      ---- ----
     Case Credit Corporation
       Notes, payable in 2003, interest rate of 6.125%..............  $200 $200
       Notes, payable in 2007, interest rate of 6.75%...............   150  --
       Long-term portion of borrowings under revolving credit facil-
        ities,
        average interest rate of 6.1%...............................   --   100
       Long-term portion of borrowings under commercial paper facil-
        ities,
        average interest rate of 6.4%...............................   125  --
       Long-term portion of borrowings under uncommitted revolving
        credit facilities, average interest rate of 6.9%............   125  --
     Case Credit Australia Pty Ltd
       Long-term portion of borrowings under revolving credit facil-
        ities,
        average interest rate of 6.3%...............................   --    79
       Long-term portion of borrowings under commercial paper facil-
        ities,
        average interest rate of 5.1%...............................    65  --
     Case Credit Ltd. (Canada)
       Long-term portion of borrowings under revolving credit facil-
        ities,
        average interest rate of 6.2%...............................   --    36
       Long-term portion of borrowings under commercial paper facil-
        ities,
        average interest rate of 4.3%...............................    70  --
                                                                      ---- ----
         Total long-term debt.......................................  $735 $415
                                                                      ==== ====

  On September 17, 1997, Case Credit filed a registration statement with the Securities and Exchange Commission for the issuance of up to $700 million of unsecured and unsubordinated debt securities. During the fourth quarter, Case Credit sold $150 million aggregate principal amount of its 6.75% notes due 2007 and established a $550 million medium-term note program pursuant to this registration statement. Case Credit commenced to offer securities under the medium-term note program in January 1998, see Note 12 to the Case Credit Financial Statements.

  A summary of the minimum annual repayments of long-term debt as of December 31, 1997, is as follows (in millions):

     1999.................................................................. $--
     2000..................................................................  --
     2001..................................................................  195
     2002..................................................................  --
     2003 and thereafter...................................................  540
                                                                            ----
       Total............................................................... $735
                                                                            ====

NOTE 6: INCOME TAXES

  The income and expenses of Case Credit and its domestic subsidiaries are included in the consolidated income tax return of Case Corporation. The Company's Canadian subsidiaries file separate income tax returns. In addition, Case Credit's Australian subsidiaries are permitted income tax relief with Case Corporation's Australian subsidiaries. Provisions for income taxes for all periods are made as if Case Credit filed a separate

                   CASE CREDIT CORPORATION AND SUBSIDIARIES income tax return. Any liability incurred by Case resulting from the inclusion of Case Credit in its income tax returns was reimbursed to or paid by Case Credit or the appropriate subsidiary.

  Accrued taxes amounted to $(18) million and $10 million at December 31, 1997 and 1996, respectively, and are included in "Accounts payable and accrued liabilities" in the accompanying Balance Sheets.

  The sources of income before taxes and extraordinary items were as follows (in millions):

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
      U.S. sources................................... $     94 $    105 $    126
      Foreign sources................................       28       28       21
                                                      -------- -------- --------
      Income before taxes and extraordinary items.... $    122 $    133 $    147
                                                      ======== ======== ========

  The provision (benefit) for income taxes is as follows (in millions):

                                                   YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1997       1996       1995
                                                  --------   --------   --------
      Current:
        United States............................ $     13   $     30   $     47
        Foreign..................................       10         10          7
        State....................................       (1)         4          8
                                                  --------   --------   --------
          Total current..........................       22         44         62
                                                  --------   --------   --------
      Deferred:
        United States............................       17          2         (7)
        Foreign..................................      --          (2)        (1)
        State....................................        1          1         (1)
                                                  --------   --------   --------
          Total deferred.........................       18          1         (9)
                                                  --------   --------   --------
          Total tax provision.................... $     40   $     45   $     53
                                                  ========   ========   ========

  Following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the tax provision reflected in the accompanying Statements of Income (in millions):

                                                 YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1997       1996       1995
                                                --------   --------   --------
      Tax provision at U.S. Federal income tax
       rate...................................  $     43   $     47   $     51
      State taxes, net of Federal benefit.....       --           3          6
      U.S. tax on foreign subsidiaries earn-
       ings...................................       --           1          3
      Reduction in valuation allowance........        (2)        (2)        (9)
      Other...................................        (1)        (4)         2
                                                --------   --------   --------
          Total tax provision.................  $     40   $     45   $     53
                                                ========   ========   ========

  Case Credit had previously established valuation allowances for deferred tax assets for which realization was uncertain. Case Credit has not recorded valuation allowances against deferred tax assets in tax jurisdictions where Case and Case Credit have been profitable as management believes it is more likely than not that such assets will be realizable. Deferred tax assets are included in "Other assets" on the accompanying Balance Sheets.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

The Company had valuation allowances in certain tax jurisdictions where future profitability was uncertain. During 1995 and 1996, Case Credit reversed a portion of the valuation allowance as Case Credit affiliates generated income to support such a reduction. In 1997, the remaining valuation allowances were reversed in full.

  The components of the net deferred tax assets (liabilities) are as follows (in millions):

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                               ---------------
                                                                1997     1996
                                                               ------   ------
      Deferred tax assets (liabilities):
        Allowance for credit losses........................... $   10   $   12
        Deferred gains on receivables.........................    (16)       1
        Accrued expenses......................................      2        2
        Valuation allowance...................................    --        (3)
        Leasing adjustments...................................      4        5
        Depreciation..........................................     (4)      (4)
        Other.................................................      1        2
                                                               ------   ------
          Net deferred tax assets (liabilities)............... $   (3)     $15
                                                               ======   ======

NOTE 7: FINANCIAL INSTRUMENTS

 Fair Market Value of Financial Instruments

  The estimated fair market values of financial instruments which do not approximate the carrying values in the financial statements are as follows (in millions):

                                                         DECEMBER 31,
                                                -------------------------------
                                                     1997            1996
                                                --------------- ---------------
                                                CARRYING  FAIR  CARRYING  FAIR
                                                 AMOUNT  VALUE   AMOUNT  VALUE
                                                -------- ------ -------- ------
      Total receivables, net...................  $1,978  $1,982  $1,408  $1,440
      Long-term debt...........................     735     735     415     408

  The fair value of the retail notes and finance leases component of total receivables was based on discounting the estimated future payments at prevailing market rates. The fair value of the interest only strip component of "Due from Trusts" included in total receivables was based on loss, prepayment and interest rate assumptions approximating those currently experienced by the Company. The fair value of fixed-rate, long-term debt was based on the market value of debt with similar maturities and interest rates; the carrying amount of floating-rate, long-term debt was assumed to approximate its fair value. The fair value and carrying value of interest rate swaps was not material.

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

  Depending on the item being hedged, gains and losses on derivative financial instruments are either recognized in the results of operations as they accrue or are deferred until the hedged transaction occurs. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. Accordingly, changes in the market value of the

                   CASE CREDIT CORPORATION AND SUBSIDIARIES derivative are highly correlated with changes in the market value of the underlying hedged item at the inception of the hedge and over the life of the hedge contract.

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

  The weighted-average pay and receive rates for the swaps outstanding at December 31, 1997, were 5.99% and 4.76%, respectively. The weighted-average pay and receive rates for the swaps outstanding at December 31, 1996, were 6.22% and 4.49%, respectively.

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

  Premiums paid for interest rate cap agreements purchased and sold are included in "Other assets" and "Accounts payable and other accrued liabilities," respectively, in the accompanying Balance Sheets, and are amortized to interest expense over the terms of the agreements. Amounts receivable or payable under cap agreements are recognized in net income as adjustments to interest expense over the term of the related debt. If interest rate cap agreements are terminated due to the underlying debt being extinguished, any resulting gain or loss is recognized in net income as a component of "Net gain on retail notes sold" at the time of the termination.

  At December 31, 1997, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $61 million. At December 31, 1996, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $98 million.

 Treasury Rate Locks

  A Treasury rate lock is a commitment to either purchase or sell the designated financial instrument at a future date (the determination date) for a specified price (the reference yield). The purpose of this instrument is to protect fixed-rate debt from fluctuations in the yield of the Treasury Note that forms the basis of pricing the debt. As of December 31, 1997, Case Credit had entered into Treasury rate locks with a notional value of $150 million based on two- and three-year Treasury Notes at a weighted-average yield of 5.75%. Case Credit did not have any Treasury rate locks outstanding at December 31, 1996.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

NOTE 8: RELATED PARTY TRANSACTIONS

  Case Credit receives compensation from Case for retail contracts that were created under certain low-rate financing programs and interest waiver programs offered by Case. The amount of such compensation not yet paid by Case as of December 31, 1997 and 1996, was $10 million and $9 million, respectively, and is included in "Affiliated receivables" on the accompanying Balance Sheets.

  Operating expenses include charges from Case for administrative expenses related to employees who perform specific functions for Case Credit. Such charges amounted to $18 million, $20 million, and $19 million for the years ended December 31, 1997, 1996 and 1995, respectively. Management believes that these charges reasonably reflect the actual costs of services provided.

NOTE 9: COMMITMENTS AND CONTINGENCIES

 Legal Matters

  The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on Case Credit's financial position or results of operations.

 Commitments

  Commitments under capital and operating leases are not significant to the financial statements. Total rental expense for operating leases was minimal for the years ended December 31, 1997, 1996 and 1995.

NOTE 10: GEOGRAPHICAL INFORMATION

  Although the majority of its business is done in the United States, the Company also conducts its operations through various foreign subsidiaries and joint ventures. Total assets, revenues, and net income before extraordinary items applicable to operations by geographic segments were as follows (in millions):

                                                            1997   1996   1995
                                                           ------ ------ ------
     ASSETS:
       United States...................................... $1,733 $1,064 $  857
       Canada.............................................    383    308    180
       Australia..........................................    225    185    116
       Other..............................................     21     --     --
                                                           ------ ------ ------
         Total............................................ $2,362 $1,557 $1,153
                                                           ====== ====== ======
     REVENUES:
       United States...................................... $  219 $  196 $  185
       Canada.............................................     36     36     31
       Australia..........................................     17     12      1
                                                           ------ ------ ------
         Total............................................ $  272 $  244   $217
                                                           ====== ====== ======
     NET INCOME BEFORE EXTRAORDINARY ITEMS:
       United States...................................... $   64 $   69 $   79
       Canada.............................................     15     17     15
       Australia..........................................      3      2     --
                                                           ------ ------ ------
         Total ........................................... $   82 $   88 $   94
                                                           ====== ====== ======

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

NOTE 11: OTHER MATTERS

  During the third quarter of 1997, Case Credit invested $16 million in a 50%, unconsolidated joint venture with UFB LOCABAIL SA, a subsidiary of Compagnie Bancaire, to provide financing for Case's European dealers and retail customers. The formation of this new venture, Case Credit Europe S.A.S., establishes the first pan-European finance organization to serve both the agricultural and construction equipment markets in that region.

  Also during the third quarter of 1997, Case Credit, through an agreement established with Cummins Engine Company, Inc. ("Cummins"), began to offer financing to qualified North American retail purchasers, dealers and manufacturers of industrial equipment powered by Cummins engines.

NOTE 12: SUBSEQUENT EVENTS

  In January and February 1998, Case Credit issued an aggregate of $279 million of its medium-term notes, with maturities of two to three years and interest rates ranging from 5.84% to 6.0%, as part of the Company's $550 million medium-term note program. Case Credit established this medium-term note program during the fourth quarter of 1997 pursuant to a shelf registration statement filed with the Securities and Exchange Commission on September 17, 1997. The net proceeds from the offerings will be used to fund Case Credit's growth initiatives and for other corporate purposes, including the repayment of indebtedness.

  In February 1998, limited-purpose business trusts organized by Case Credit issued $614 million of asset-backed securities to outside investors, of which $300 million was prefunded and will be sold to the trusts as receivables are generated. The proceeds from this securitization will be used to repay outstanding debt and to fund Case Credit's growing portfolio of receivables.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

  Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," are not required pursuant to General Instruction I (2) of Form 10-K.

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

         INDEX TO FINANCIAL STATEMENTS AND SCHEDULE INCLUDED IN ITEM 14

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

            Schedule I--Condensed financial information of registrant

            Schedule II--Valuation and qualifying accounts

            Schedule III--Real estate and accumulated depreciation

            Schedule IV--Mortgage loans on real estate

            Schedule V--Supplemental Information Concerning Property
                        --Casualty Insurance Operations

                                   EXHIBITS

  A list of the exhibits included as part of this Form 10-K is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

                              REPORTS ON FORM 8-K

  For the fiscal quarter ended December 31, 1997, Case Credit Corporation filed a Current Report on Form 8-K dated December 19, 1997, event date December 8, 1997, for the purpose of filing certain exhibits in connection with Case Credit Corporation's commencement of a program for the issuance of its Medium-Term Notes, Series A, due from nine months to thirty years from the date of issuance.

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

Date: March 13, 1998

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


Date: March 13, 1998

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

  No annual report to security holders covering the registrant's fiscal year ended December 31, 1997, or any proxy material has been sent to the registrant's security holders.

                                 EXHIBIT INDEX

                                                                    SEQUENTIAL
 EXHIBIT                                                               PAGE
  NUMBER                   DESCRIPTION OF EXHIBIT                    NUMBERS
 -------                   ----------------------                   ----------
  3(a)    Certificate of Incorporation of Case Credit
          Corporation, dated January 26, 1993. (Filed as Exhibit
          3(a) to the Company's Registration Statement No. 33-
          80775, and incorporated herein by reference.)
  3(b)    By-Laws of Case Credit Corporation, adopted January 26,
          1993. (Filed as Exhibit 3(b) to the Company's
          Registration Statement No. 33-80775, and incorporated
          herein by reference.)
  4(a)(1) Indenture between Case Credit Corporation, Case
          Corporation and The Bank of New York, dated as of
          February 1, 1996. (Filed as Exhibit 4.1 to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended March 31, 1996, and incorporated herein by
          reference.)
  4(a)(2) 6 1/8% Note due 2003 of Case Credit Corporation issued pursuant to the Indenture, dated as of February 1,
          1996, between Case Credit Corporation, Case Corporation
          and The Bank of New York. (Filed as Exhibit 4.2 to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended March 31, 1996, and incorporated herein by
          reference.)
  4(a)(3) Resolutions of the Board of Directors of Case Credit
          Corporation authorizing the public offering of debt
          securities of Case Credit Corporation in an aggregate
          principal amount of up to $300,000,000. (Filed as
          Exhibit 4(c) to the Company's Registration Statement
          No. 33-80775, and incorporated herein by reference.)
  4(a)(4) Resolutions of the Board of Directors of Case
          Corporation authorizing the Support Agreement and/or
          $300,000,000 Guarantee for Case Credit Corporation Debt
          Offering. (Filed as Exhibit 4(d) to the Company's
          Registration Statement No. 33-80775, and incorporated
          herein by reference.)
  4(a)(5) Actions of the Authorized Officers of Case Credit
          Corporation authorizing the issuance of $200,000,000
          aggregate principal amount of 6 1/8% Notes Due 2003.
          (Filed as Exhibit 4.5 to the Company's Quarterly Report
          on Form 10-Q for the quarter ended March 31, 1996, and
          incorporated herein by reference.)
  4(a)(6) Officers' Certificate and Company Order of Case Credit
          Corporation for the issuance of $200,000,000 aggregate
          principal amount of 6 1/8% Notes Due 2003. (Filed as
          Exhibit 4.6 to the Company's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1996, and
          incorporated herein by reference.)
  4(a)(7) Actions of Authorized Officers of Case Corporation
          authorizing the Guarantee of $200,000,000 of 6 1/8%
          Notes Due 2003 of Case Credit Corporation. (Filed as
          Exhibit 4.7 to the Company's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1996, and
          incorporated herein by reference.)
  4(b)(1) Indenture between Case Credit Corporation and The Bank of New York, dated as of October 1, 1997 (Filed as
          Exhibit 4(a) to the Company's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1997, and
          incorporated herein by reference).
  4(6)(2) 6 3/4% Note due October 21, 2007 issued pursuant to the
          Indenture between Case Credit Corporation and The Bank
          of New York, dated as of October 1, 1997 (Filed as
          Exhibit 4(b) to the Company's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1997, and
          incorporated herein by reference).

                                                                    SEQUENTIAL
  EXHIBIT                                                              PAGE
  NUMBER                   DESCRIPTION OF EXHIBIT                    NUMBERS
  -------                  ----------------------                   ----------
  4(b)(3)  Resolutions to the Board of Directors of Case Credit
           Corporation authorizing the public offering of debt
           securities of Case Credit Corporation in an aggregate
           principal amount of up to $700,000,000 (Filed as
           Exhibit 4(c) to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1997, and
           incorporated herein by reference.
  4(b)(4)  Actions of the Authorized Officers of Case Credit
           Corporation authorizing the issuance of $150,000,000
           aggregate principal amount of 6 3/4% Notes Due October
           21, 2007 (Filed as Exhibit 4(d) to the Company's
           Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1997, and incorporated herein by
           reference).
  4(b)(5)  Officers' Certificate and Company Order of Case Credit
           Corporation for the issuance of $150,000,000 aggregate
           principal amount of 6 3/4% Notes Due October 21, 2007
           (Filed as Exhibit 4(e) to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September
           30, 1997, and incorporated herein by reference).
  4(b)(6)  Form of Medium-Term Note, Series A (Fixed Rate) due
           from 9 months to 30 years from the date of issue
           (Filed as Exhibit 4.1 to the Form 8-K dated December
           19, 1997, and incorporated herein by reference).
  4(b)(7)  Form of Medium-Term Note, Series A (Floating Rate) due
           from 9 months to 30 years from the date of issue
           (Filed as Exhibit 4.2 to the Form 8-K dated December
           19, 1997, and incorporated herein by reference).
  4(b)(8)  Action of Authorized Officers of Case Credit
           Corporation, dated December 8, 1997, establishing the
           Medium-Term Notes, Series A (Filed as Exhibit 4.3 to
           the Form 8-K dated December 19, 1997, and incorporated
           herein by reference).
  4(b)(9)  Officers' Certificate and Company Order of Case Credit
           Corporation, dated December 8, 1997, related to the
           Medium-Term Notes, Series A (Filed as Exhibit 4.4 to
           the Form 8-K dated December 19, 1997 and incorporated
           herein by reference).
  4(b)(10) Calculation Agency Agreement, dated as of December 8,
           1997, between Case Credit Corporation and The Bank of
           New York (Filed as Exhibit 4.5 to the Form 8-K dated
           December 19, 1997 and incorporated herein by
           reference).
 10(a)     Support Agreement, dated January 10, 1996, between
           Case Corporation and Case Credit Corporation. (Filed
           as Exhibit 10(a) to the Company's Registration
           Statement No. 33-80775, and incorporated herein by
           reference.)
 10(b)(1)  Revolving Credit and Guarantee Agreement, dated as of
           August 23, 1996, among Case Credit Corporation,
           certain Foreign Subsidiary Borrowers from time to time
           parties thereto, the Lenders parties thereto, the Co-
           Agents and Lead Managers named therein, and The Chase
           Manhattan Bank, as Administrative Agent. (Filed as
           Exhibit 10(a) to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1996,
           and incorporated herein by reference.)
 10(b)(2)  First Amendment, dated as of November 21, 1996, to the
           Revolving Credit and Guarantee Agreement dated as of
           August 23, 1996, among Case Credit Corporation,
           certain Foreign Subsidiary Borrowers from time to time
           parties thereto, the Lenders parties thereto, the Co-
           Agents and Lead Managers named therein, and The Chase
           Manhattan Bank, as Administrative Agent. (Filed as
           Exhibit 10(c) to the Company's Annual Report for the
           year ended December 31, 1996, and incorporated herein
           by reference).

                                                                    SEQUENTIAL
 EXHIBIT                                                               PAGE
  NUMBER                   DESCRIPTION OF EXHIBIT                    NUMBERS
 -------                   ----------------------                   ----------
 10(b)(3) Second Amendment, dated as of August 25, 1997, to the
          Revolving Credit and Guarantee Agreement, dated as of
          August 23, 1996 among Case Credit Corporation, certain
          foreign Subsidiaries from time to time parties thereto,
          the Lenders parties thereto, the Co-Agents and Lead
          Managers named therein, and The Chase Manhattan Bank,
          as Administrative Agent (Filed as Exhibit 10(a) to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended September 30, 1997, and incorporated herein by
          reference).
 10(c)(1) Revolving Credit Agreement, dated as of August 23,
          1996, among Case Credit Ltd., the Lenders parties
          thereto, the Canadian Imperial Bank of Commerce, as Co-
          Agent, and The Bank of Nova Scotia, as Agent (Filed as
          Exhibit 10(b) to the Company's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1996, and
          incorporated herein by reference.)
 10(c)(2) First Amendment, dated as of November 21, 1992, to the
          Revolving Credit Agreement, dated as of August 23,
          1996, among Case Credit Ltd., the Lenders parties
          thereto, the Canadian Imperial Bank of Commerce, as Co-
          Agent, and The Bank of Nova Scotia, as Administrative
          Agent. (Filed as Exhibit 10(e) to the Company's Annual
          Report for the year ended December 31, 1996, and
          incorporated herein by reference).
 10(c)(3) Second Amendment, dated as of August 25, 1997, to the
          Revolving Credit Agreement, dated as of August 23,
          1996, among Case Credit Ltd., the Lenders parties
          thereto, Canadian Imperial Bank of Commerce, as Co-
          Agent, and The Bank of Nova Scotia, as Administrative
          Agent (Filed as Exhibit 10(b) to the Company's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1997, and incorporated herein by
          reference).
 10(d)(1) Deed of Guarantee and Negative Pledge, dated October
          17, 1997, executed by Case Credit Corporation pursuant
          to which Case Credit Corporation guarantees certain
          indebtedness of Case Credit Australia Pty Limited
          (Filed as Exhibit 10(c) to the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30,
          1997, and incorporated herein by reference).
 10(d)(2) Bill Facility Agreement, dated October 17, 1997,
          between Case Credit Australia Pty Limited, the lenders
          parties thereto, and National Australia Bank Limited,
          as Agent (Filed as Exhibit 10(d) to the Company's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1997, and incorporated herein by
          reference).
 10(d)(3) Deed Poll, dated October 17, 1997, executed by Case
          Credit Australia Pty Limited, pursuant to which Case
          Credit Australia Pty Limited may from time to time
          issue medium term notes (Filed as Exhibit 10(e) to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended September 30, 1997, and incorporated herein by
          reference).
 10(e)(1) Liquidity Agreement dated as of June 23, 1994, among
          Case Equipment Loan Trust 1994-B, the Lenders named
          therein, the Co-Agents named therein, and Chemical
          Bank, as U.S. Agent. (Filed as Exhibit 10(a)(3) of Case
          Corporation's Registration Statement No. 33-82158, and
          incorporated herein by reference.)
 10(e)(2) Second Amendment and Consent, dated as of August 28,
          1996, among Case Equipment Loan Trust 1994-B, the
          Lenders parties thereto, the Co-Agents named therein
          and The Chase Manhattan Bank, as Administrative Agent,
          amending the Liquidity Agreement, dated as of June 23,
          1994, as previously amended, among Case Equipment Loan
          Trust 1994-B, the Lenders parties thereto, and The
          Chase Manhattan Bank (f/k/a Chemical Bank), as
          Administrative Agent. (Filed as Exhibit 10(c) to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended September 30, 1996, and incorporated herein by
          reference.)

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