Form 10-Q
period 1998-03-31
CASE CREDIT CORP
filed 1998-05-12
CIK 1005319

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

  Common Stock, par value $5.00 per share: 200 shares outstanding as of March 31, 1998.

  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H OF FORM 10-Q.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I--Financial Information
  Case Credit Corporation and Subsidiaries
    Statements of Income...................................................   3
    Balance Sheets.........................................................   4
    Statements of Cash Flows...............................................   5
    Statements of Changes in Stockholder's Equity..........................   6
    Notes to Financial Statements..........................................   7
    Management's Analysis of Results of Operations.........................   9
Part II--Other Information
  Item 1. Legal Proceedings................................................   *
  Item 2. Changes in Securities............................................   *
  Item 3. Defaults Upon Senior Securities..................................   *
  Item 4. Submission of Matters to a Vote of Security Holders..............   *
  Item 5. Other Information................................................   *
  Item 6. Exhibits and Reports on Form 8-K.................................  10

--------
*No response to this item is included herein for the reason that it is inapplicable, is not required pursuant to General Instruction H of Form 10-Q, or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                  --------------
                                                                   1998    1997
                                                                  ------  ------
Revenues:
  Finance income earned on retail notes and finance leases....... $   30  $   22
  Interest income from Case Corporation..........................      5       6
  Net gain on retail notes sold..................................     20      20
  Securitization and servicing fee income........................      9      11
  Lease income on operating leases...............................     11       6
  Other income...................................................      1       1
                                                                  ------  ------
      Total revenues.............................................     76      66
Expenses:
  Interest expense...............................................     29      22
Operating expenses:
  Fees charged by Case Corporation...............................      6       5
  Administrative and operating expenses..........................      3       2
  Provision for credit losses....................................      1      --
  Depreciation of equipment on operating leases..................      7       4
  Other..........................................................     --       1
                                                                  ------  ------
      Total operating expenses...................................     17      12
                                                                  ------  ------
      Total expenses.............................................     46      34
                                                                  ------  ------
Income before taxes..............................................     30      32
Income tax provision.............................................     11      10
                                                                  ------  ------
Net income....................................................... $   19  $   22
                                                                  ======  ======


  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                         MARCH 31, DECEMBER 31,
                         ASSETS                            1998        1997
                         ------                          --------- ------------
Cash and cash equivalents...............................  $   27      $   67
Retail notes and finance leases.........................   1,668       1,733
Due from Trusts.........................................     285         267
                                                          ------      ------
    Total receivables...................................   1,953       2,000
Allowance for credit losses.............................     (22)        (22)
                                                          ------      ------
    Total receivables--net..............................   1,931       1,978
Affiliated receivables..................................      58          67
Equipment on operating leases, at cost..................     243         209
Accumulated depreciation................................     (35)        (30)
                                                          ------      ------
    Net equipment on operating leases...................     208         179
Property and equipment, at cost.........................       4           4
Accumulated depreciation................................      (1)         (1)
                                                          ------      ------
    Net property and equipment..........................       3           3
Other assets............................................     126          68
                                                          ------      ------
    Total...............................................  $2,353      $2,362
                                                          ======      ======
          LIABILITIES AND STOCKHOLDER'S EQUITY
          ------------------------------------
Short-term debt.........................................  $  884      $1,147
Accounts payable and other accrued liabilities..........      58          64
Affiliated payables.....................................     --           39
Deposits withheld from dealers..........................      17          18
Long-term debt..........................................   1,014         735
                                                          ------      ------
    Total liabilities...................................   1,973       2,003
                                                          ------      ------
Minority Interest.......................................       2           2
Stockholder's equity:
  Common Stock, $5 par value, 200 shares authorized,
   issued and outstanding...............................     --          --
  Paid-in capital.......................................     244         244
  Cumulative translation adjustment.....................     (14)        (16)
  Retained earnings.....................................     148         129
                                                          ------      ------
    Total shareholder's equity..........................     378         357
                                                          ------      ------
    Total...............................................  $2,353      $2,362
                                                          ======      ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                     THREE
                                                                    MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                  ------------
                                                                  1998   1997
                                                                  -----  -----
Operating activities:
  Net income..................................................... $  19  $  22
  Adjustments to reconcile net income to net cash provided (used)
   by operating activities:
    Depreciation and amortization................................     9      4
    Deferred income tax expense..................................   --      (2)
    Net gain on retail notes sold................................   (20)   (20)
    Changes in components of working capital:
      (Increase) decrease in other assets........................   (60)   (15)
      Increase (decrease) in accounts payables and other accrued
       liabilities...............................................   (46)    (8)
      Other, net.................................................     2     (2)
                                                                  -----  -----
        Net cash provided (used) by operating activities.........   (96)   (21)
                                                                  -----  -----
Investing activities:
  Cost of receivables acquired...................................  (665)  (558)
  Collections of receivables.....................................   326     42
  Proceeds from sales of receivables.............................   415    468
  Purchase of equipment on operating leases......................   (36)   (14)
  Expenditures for property and equipment........................   --      (1)
                                                                  -----  -----
        Net cash provided (used) by investing activities.........    40    (63)
                                                                  -----  -----
Financing activities:
  Proceeds from issuance of long-term debt.......................   279    --
  Net increase (decrease) in short-term debt and revolving credit
   facilities....................................................  (263)    82
  Capital contributions from Case Corporation....................   --      20
                                                                  -----  -----
        Net cash provided (used) by financing activities.........    16    102
                                                                  -----  -----
Increase (decrease) in cash and cash equivalents.................   (40)    18
Cash and cash equivalents, beginning of period...................    67     17
                                                                  -----  -----
Cash and cash equivalents, end of period......................... $  27  $  35
                                                                  =====  =====
Cash paid during the period for interest......................... $  34  $  26
                                                                  =====  =====
Cash paid during the period for taxes............................ $  14  $   3
                                                                  =====  =====

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                     CUMULATIVE
                                      COMMON PAID-IN TRANSLATION RETAINED
                                      STOCK  CAPITAL ADJUSTMENT  EARNINGS TOTAL
                                      ------ ------- ----------- -------- -----
Balance, December 31, 1996...........  $--    $199      $ (6)      $ 47   $240
  Net income.........................   --     --        --          82     82
  Translation adjustment.............   --     --        (10)       --     (10)
  Capital contributions from Case....   --      45       --         --      45
                                       ----   ----      ----       ----   ----
Balance, December 31, 1997...........   --     244       (16)       129    357
  Net income.........................   --     --        --          19     19
  Translation adjustment.............   --     --          2        --       2
                                       ----   ----      ----       ----   ----
Balance, March 31, 1998..............  $--    $244      $(14)      $148   $378
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

  In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of March 31, 1998, and the results of operations, changes in stockholder's equity and cash flows for the periods indicated. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. Interim financial results are not necessarily indicative of operating results for an entire year.

  Certain reclassifications have been made to conform the prior years' financial statements to the 1998 presentation.

(2)--ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and all other non-owner changes in equity. SFAS No. 130 requires that an enterprise classify items of comprehensive income by their nature in a financial statement for the period in which they are recognized. For interim reporting, the Company has chosen to disclose comprehensive income in the Notes to Financial Statements. See Note 6, "Comprehensive Income."

  Effective January 1, 1998, the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company's accounting for costs of computer software developed or obtained for internal use is consistent with the guidelines established in the SOP and, as a result, the adoption of this statement had no material effect on the Company's financial position or results of operations.

  The Company will adopt SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1999. Adoption of this statement will have no material effect on the Company's financial position or results of operations.

(3)--ASSET-BACKED SECURITIZATIONS

  During the first quarter of 1998, limited-purpose business trusts organized by Case Credit issued $614 million of asset-backed securities to outside investors. As of March 31, 1998, Case Credit has sold $439 million of retail notes to the trusts in connection with these issuances. The Company will sell the remaining retail notes to the trusts as receivables are generated. During the first quarter of 1997, limited-purpose business trusts organized by Case Credit issued $830 million of asset-backed securities to outside investors, of which $180 million was issued pursuant to a private Canadian placement. As of March 31, 1997, Case Credit had sold $502 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes were used to repay outstanding debt and to finance additional receivables.

(4)--LONG-TERM DEBT

  During the first quarter of 1998, Case Credit issued an aggregate of $279 million of its medium-term notes, with maturities of two to three years and interest rates ranging from 5.84% to 6.0%, as part of the Company's $550 million medium-term note program. Case Credit established this medium-term note program during the fourth quarter of 1997 pursuant to a shelf registration statement filed with the Securities and Exchange Commission on September 17, 1997. The net proceeds from the offerings will be used to fund Case Credit's growth initiatives and for other corporate purposes, including the repayment of indebtedness.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)


(5)--INCOME TAXES

  Case Credit's 1998 year-to-date effective tax rate of 37% was higher than the U.S. statutory rate of 35% primarily due to state income taxes and foreign income taxed at different rates. The Company's 1997 year-to-date effective tax rate was 31%, which was lower than the U.S. statutory rate of 35% primarily due to reductions in the tax valuation reserves in certain foreign jurisdictions offset by state income taxes and foreign income taxed at different rates.

(6)--COMPREHENSIVE INCOME

  Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The components of comprehensive income for the three months ended March 31, 1998 and 1997, are as follows (in millions):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
      Net income......................................... $      19  $      22
      Translation adjustment, net of tax.................         2         (1)
                                                          ---------  ---------
      Comprehensive income............................... $      21  $      21
                                                          =========  =========

(7)--SUBSEQUENT EVENTS

  In April 1998, Case Credit announced the formation of Eagle Global Insurance Company Limited, to serve as a platform for expanding the Company's insurance business.

  In May 1998, limited-purpose business trusts organized by Case Credit will issue $105 million of asset-backed securities to outside investors, of which $35 million will be prefunded. The proceeds from this securitization will be used to repay outstanding debt and to fund Case Credit's growing portfolio of receivables.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

 First Quarter 1998 vs. First Quarter 1997

NET INCOME

  Net income for the first quarter of 1998 was $19 million as compared to $22 million for the first quarter of 1997. The $3 million decrease in quarter-over-quarter net income is primarily due to lower securitization and servicing fee income, and reduced income from Case Corporation marketing programs, as well as increased depreciation of equipment on operating leases and increased interest expense due to higher average on-book receivables. These decreases were partially offset by higher earnings as a result of increased levels of on-balance-sheet receivables, including higher lease income from operating leases.

REVENUES

  Case Credit reported total revenues of $76 million for the first quarter of 1998 and $66 million for the first quarter of 1997. Finance income earned on retail notes and finance leases increased to $30 million in the first three months of 1998 as compared to $22 million for the same period in 1997, primarily due to increased levels of on-balance-sheet receivables. In addition, operating lease income increased $5 million to a total of $11 million for the first quarter of 1998, reflecting the growth in Case Credit's operating lease portfolio. These revenue increases were partially offset by reduced revenues from Case Corporation marketing programs and lower securitization and servicing fee income.

EXPENSES

  Interest expense for the first three months of 1998 was $29 million, up $7 million from the $22 million reported in the first three months of 1997. The increase in interest expense resulted from higher average debt levels during the first quarter of 1998 as compared to the first quarter of 1997, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Operating expenses increased $5 million to a total of $17 million in the first quarter of 1998 as compared to the first quarter of 1997. This increase primarily resulted from higher year-over-year depreciation expense for equipment on operating leases relating to the Company's larger operating lease portfolio, as well as higher operating expenses in support of Case Credit's growth initiatives.

SERVICED PORTFOLIO

  During the first quarter of 1998, Case Credit's serviced portfolio of receivables increased 18% over the same time last year to a record $5.3 billion. Growth in the quarter resulted from Case Credit's focus on new markets and new products, including retail financing through Case Credit's European joint venture, Case Credit Europe S.A.S. Gross receivables acquired in the first three months of 1998 increased 35% for a total of $887 million versus the same period in 1997. During the first quarter of 1998, limited-purpose business trusts organized by Case Credit issued $614 million of asset-backed securities to outside investors. As of March 31, 1998, Case Credit had sold $439 million of retail notes to the trusts in connection with these issuances. The Company will sell the remaining retail notes to the trusts as receivables are generated. During the first quarter of 1997, Case Credit issued $830 million of asset-backed securities to outside investors, of which $180 million was issued pursuant to a private Canadian placement. As of March 31, 1997, Case Credit had sold $502 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of the retail notes were used to repay outstanding debt and to finance additional receivables.

INTEREST RATE RISK MANAGEMENT

  The Company uses derivative financial instruments to manage its interest rate exposures. Case Credit does not hold or issue financial instruments for trading purposes. For information regarding Case Credit's interest rate risk management, reference is made to Item 7 and Note 7 to the Case Credit Financial Statements in the Company's 1997 Annual Report on Form 10-K. There has been no material change in the Company's market risk exposures that affect the quantitative and qualitative disclosures as presented as of December 31, 1997.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

  A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K.

  Case Credit Corporation did not file any Current Reports on Form 8-K during the quarter ended March 31, 1998.

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

Date: May 12, 1998

                                 EXHIBIT INDEX

                                                               SEQUENTIAL
  EXHIBIT                                                         PAGE
  NUMBER                 DESCRIPTION OF EXHIBIT                 NUMBERS
  -------                ----------------------                ----------
 12        Computation of Ratio of Earnings to Fixed Charges
 27        Financial Data Schedule