Form 10-Q
period 1998-06-30
CASE CREDIT CORP
filed 1998-08-13
CIK 1005319

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

  Common Stock, par value $5.00 per share: 200 shares outstanding as of June 30, 1998.

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

--------
* No response to this item is included herein for the reason that it is inapplicable, is not required pursuant to General Instruction H of Form 10-Q, or the answer to such item is negative.

                                     PART I
                             FINANCIAL INFORMATION

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                           SIX
                                                        THREE MONTHS     MONTHS
                                                            ENDED         ENDED
                                                          JUNE 30,      JUNE 30,
                                                        --------------  ---------
                                                         1998    1997   1998 1997
                                                        ------  ------  ---- ----
Revenues:
  Finance income earned on retail notes and finance
   leases.............................................. $   32  $   24  $62  $46
  Interest income from Case Corporation................      5       4   10   10
  Net gain on retail notes sold........................     13      13   33   33
  Securitization and servicing fee income..............     13      11   22   22
  Lease income on operating leases.....................     15       8   26   14
  Other income.........................................      2      --    3    1
                                                        ------  ------  ---  ---
    Total revenues.....................................     80      60  156  126
Expenses:
  Interest expense.....................................     31      22   60   44
Operating expenses:
  Fees charged by Case Corporation.....................      6       5   12   10
  Administrative and operating expenses................      5       3    8    5
  Provision for credit losses..........................     --      --    1   --
  Depreciation of equipment on operating leases........      9       5   16    9
  Other................................................      2      --    2    1
                                                        ------  ------  ---  ---
    Total operating expenses...........................     22      13   39   25
                                                        ------  ------  ---  ---
    Total expenses.....................................     53      35   99   69
                                                        ------  ------  ---  ---
Income before taxes....................................     27      25   57   57
Income tax provision...................................      9       8   20   18
                                                        ------  ------  ---  ---
Net income............................................. $   18  $   17  $37  $39
                                                        ======  ======  ===  ===

  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                          JUNE 30, DECEMBER 31,
                         ASSETS                             1998       1997
                         ------                           -------- ------------
Cash and cash equivalents................................  $   21     $   67
Retail notes and finance leases..........................   2,049      1,733
Due from Trusts..........................................     296        267
                                                           ------     ------
    Total receivables....................................   2,345      2,000
Allowance for credit losses..............................     (21)       (22)
                                                           ------     ------
    Total receivables--net...............................   2,324      1,978
Affiliated receivables...................................     --          67
Equipment on operating leases, at cost...................     393        209
Accumulated depreciation.................................     (42)       (30)
                                                           ------     ------
    Net equipment on operating leases....................     351        179
Property and equipment, at cost..........................       4          4
Accumulated depreciation.................................      (1)        (1)
                                                           ------     ------
    Net property and equipment...........................       3          3
Other assets.............................................     143         68
                                                           ------     ------
    Total................................................  $2,842     $2,362
                                                           ======     ======
          LIABILITIES AND STOCKHOLDER'S EQUITY
          ------------------------------------
Short-term debt..........................................  $1,357     $1,147
Accounts payable and other accrued liabilities...........      67         64
Affiliated payables......................................     --          39
Deposits withheld from dealers...........................      17         18
Long-term debt...........................................   1,008        735
                                                           ------     ------
    Total liabilities....................................   2,449      2,003
                                                           ------     ------
Minority Interest........................................       2          2
Stockholder's equity:
  Common Stock, $5 par value, 200 shares authorized,
   issued and outstanding................................     --         --
  Paid-in capital........................................     244        244
  Cumulative translation adjustment......................     (19)       (16)
  Retained earnings......................................     166        129
                                                           ------     ------
    Total stockholder's equity...........................     391        357
                                                           ------     ------
    Total................................................  $2,842     $2,362
                                                           ======     ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              ----------------
                                                               1998     1997
                                                              -------  -------
Operating activities:
  Net income................................................. $    37  $    39
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
    Depreciation and amortization............................      17       10
    Deferred income tax expense..............................     --        (2)
    Net gain on retail notes sold............................     (33)     (33)
    Changes in components of working capital:
      (Increase) decrease in other assets....................     (76)     (14)
      Increase (decrease) in accounts payables and other
       accrued liabilities...................................     (36)     (20)
      Other, net.............................................     (10)     --
                                                              -------  -------
        Net cash provided (used) by operating activities.....    (101)     (20)
                                                              -------  -------
Investing activities:
  Cost of receivables acquired...............................  (1,486)  (1,238)
  Collections of receivables.................................     513      241
  Proceeds from sales of receivables.........................     727      789
  Investments in joint ventures..............................       1      --
  Purchase of equipment on operating leases..................    (189)     (51)
  Expenditures for property and equipment....................     --        (1)
                                                              -------  -------
        Net cash provided (used) by investing activities.....    (434)    (260)
                                                              -------  -------
Financing activities:
  Proceeds from issuance of long-term debt...................     279      --
  Net increase (decrease) in short-term debt and revolving
   credit facilities.........................................     210      335
  Capital contributions from Case Corporation................     --        20
                                                              -------  -------
        Net cash provided (used) by financing activities.....     489      355
                                                              -------  -------
Increase (decrease) in cash and cash equivalents.............     (46)      75
Cash and cash equivalents, beginning of period...............      67       17
                                                              -------  -------
Cash and cash equivalents, end of period..................... $    21  $    92
                                                              =======  =======
Cash paid during the period for interest..................... $    52  $    43
                                                              =======  =======
Cash paid during the period for taxes........................ $    26  $    19
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

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                     CUMULATIVE
                                      COMMON PAID IN TRANSLATION RETAINED
                                      STOCK  CAPITAL ADJUSTMENT  EARNINGS TOTAL
                                      ------ ------- ----------- -------- -----
BALANCE, DECEMBER 31, 1996........... $ --    $199      $ (6)      $ 47   $240
  Net income.........................   --     --        --          82     82
  Translation adjustment.............   --     --        (10)       --     (10)
  Capital contributions from Case....   --      45       --         --      45
                                      -----   ----      ----       ----   ----
BALANCE, DECEMBER 31, 1997...........   --     244       (16)       129    357
  Net income.........................   --     --        --          37     37
  Translation adjustment.............   --     --         (3)       --      (3)
                                      -----   ----      ----       ----   ----
BALANCE, JUNE 30, 1998............... $ --    $244      $(19)      $166   $391
                                      =====   ====      ====       ====   ====



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

  In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of June 30, 1998, and the results of operations, changes in shareholder's equity and cash flows for the periods indicated. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997. Interim financial results are not necessarily indicative of operating results for an entire year.

  Certain reclassifications have been made to conform the prior years' financial statements to the 1998 presentation.

(2) ACCOUNTING PRONOUNCEMENTS

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

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement must be adopted no later than January 1, 2000, although earlier application is permitted. The Company is currently evaluating the impact of adopting SFAS No. 133.

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

(3) ASSET-BACKED SECURITIZATIONS

  During the first half of 1998, limited-purpose business trusts organized by Case Credit issued $766 million of asset-backed securities to outside investors, of which $50 million was issued pursuant to a private placement. As of June 30, 1998, Case Credit has sold $753 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. Case Credit will sell the remaining retail notes to the trusts as receivables are generated. During the first half of 1997, limited-purpose business trusts organized by Case Credit issued $830 million of asset-backed securities to outside investors. As of June 30, 1997, Case Credit had sold $822 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of the retail notes were used to repay outstanding debt and to finance additional receivables.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

(4) LONG-TERM DEBT

  During the first quarter of 1998, Case Credit issued $279 million of its medium-term notes, with maturities of two to three years and interest rates ranging from 5.84% to 6.0%, as part of the Company's $550 million medium-term note program. Case Credit established this medium-term note program during the fourth quarter of 1997 pursuant to a shelf registration statement filed with the Securities and Exchange Commission in September 1997. The net proceeds from the offerings will be used to fund Case Credit's growth initiatives and for other corporate purposes, including repayment of indebtedness.

(5) INCOME TAXES

  On a consolidated basis, the Company's 1998 year-to-date effective tax rate of 35% was equal to the U.S. statutory rate. The Company's June 1997 year-to-date effective tax rate of 32% was lower than the U.S. statutory rate primarily due to reductions in the tax valuation reserves in certain foreign jurisdictions offset by state income taxes and foreign income taxed at different rates.

(6) COMPREHENSIVE INCOME

  Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The components of comprehensive income for the three and six months ended June 30, 1998 and 1997, are as follows (in millions):

                                               THREE MONTHS      SIX MONTHS
                                                   ENDED            ENDED
                                                 JUNE 30,         JUNE 30,
                                               ---------------   -------------
                                                1998     1997    1998    1997
                                               ------   ------   -----   -----
      Net income.............................. $   18   $   17   $  37   $  39
      Translation adjustment, net of taxes....     (5)      (2)     (3)     (3)
                                               ------   ------   -----   -----
      Comprehensive income.................... $   13   $   15   $  34   $  36
                                               ======   ======   =====   =====

(7) OTHER MATTERS

  During the second quarter of 1998, Case Corporation announced the creation of Case Capital Corporation, a broad-based financing company for the global marketplace. Case Capital Corporation will include separate businesses that offer loans and leases for construction, agriculture and other industries; commercial lending within equipment industries; multiple lines of insurance products and private label credit cards.

(8) SUBSEQUENT EVENTS

  Case Credit established a $550 million medium-term note program during the fourth quarter of 1997 pursuant to a shelf registration statement filed with the Securities and Exchange Commission in September 1997. The medium-term note program was increased to $1 billion pursuant to a shelf registration statement filed with the Securities and Exchange Commission in May 1998. During the third quarter, and as of the date of this filing, Case Credit has issued $350 million of its fixed and floating rate medium-term notes under this program, with maturities of two to three years and interest rates ranging from 5.9% to 6.1%. The net proceeds from the offerings will be used to fund Case Credit's growth initiatives and for other corporate purposes, including repayment of indebtedness.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

 Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

NET INCOME

  Net income for the first six months of 1998 was $37 million as compared to $39 million for the first six months of 1997. The $2 million decrease in year-over-year net income is primarily due to increased interest expense as a result of higher average on-book receivables, as well as increased depreciation of equipment on operating leases. These amounts were partially offset by higher earnings as a result of increased levels of on-balance-sheet receivables, including higher lease income from operating leases.

REVENUES

  Case Credit reported total revenues of $156 million for the first six months of 1998 and $126 million for the first six months of 1997. Finance income earned on retail notes and finance leases increased to $62 million in the first six months of 1998 as compared to $46 million for the same period in 1997, primarily due to increased levels of on-balance-sheet receivables. In addition, operating lease income increased $12 million to a total of $26 million for the first six months of 1998, reflecting the growth in Case Credit's operating lease portfolio.

EXPENSES

  Interest expense for the first six months of 1998 was $60 million, up $16 million from the $44 million reported in the first six months of 1997. The increase in interest expense resulted from higher average debt levels during the first six months of 1998 as compared to the first six months of 1997, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Operating expenses increased $14 million to a total of $39 million in the second quarter of 1998 as compared to the first six months of 1997. This increase primarily resulted from higher year-over-year depreciation expense for equipment on operating leases relating to Case Credit's larger operating lease portfolio, as well as higher operating expenses in support of Case Credit's growth initiatives.

SERVICED PORTFOLIO

  During the first six months of 1998, Case Credit's serviced portfolio of receivables increased 23% over the same time last year to a record $5.8 billion. Growth in the first six months resulted from Case Credit's focus on new markets and new products, including retail financing through Case Credit's European joint venture, Case Credit Europe S.A.S. Gross receivables originated in the first six months of 1998 increased 36% to $2.1 billion versus the same period in 1997. During the first six months of 1998, limited-purpose business trusts organized by Case Credit issued $766 million of asset-backed securities to outside investors, of which $50 million was issued pursuant to a private placement. Case Credit has sold $753 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. During the first six months of 1997, Case Credit issued $830 million of asset-backed securities to outside investors. Case Credit had sold $822 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of the retail notes were used to repay outstanding debt and to finance additional receivables.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

  A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K.

  Case Credit Corporation did not file any Current Reports on Form 8-K during the quarter ended June 30, 1998.

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

Date: August 13, 1998

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                    DESCRIPTION OF EXHIBIT                    NUMBERS
  -------                   ----------------------                   ----------

  4(a)     Resolutions of the Board of Directors of Case Credit
           Corporation authorizing the public offering of debt se-
           curities of Case Credit Corporation in an aggregate
           principal amount of up to $1,000,000,000.
  4(b)     Form of Medium-Term Note, Series B (Fixed Rate) due
           from 9 months to 30 years from the date of issue.
  4(c)     Form of Medium-Term Note, Series B (Floating Rate) due
           from 9 months to 30 years from the date of issue.
  4(d)     Action of Authorized Officers of Case Credit Corpora-
           tion, dated July 27, 1998, establishing the Medium-Term
           Notes, Series B.
  4(e)     Officers' Certificate and Company Order of Case Credit
           Corporation, dated July 27, 1998, related to the Medi-
           um-Term Notes, Series B.
 10        Calculation Agency Agreement, dated as of July 27,
           1998, between Case Credit Corporation and The Bank of
           New York.
 12        Computation of Ratio of Earnings to Fixed Charges
 27        Financial Data Schedule