Form 10-Q
period 1998-09-30
CASE CREDIT CORP
filed 1998-11-12
CIK 1005319

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from __________ to __________

                      COMMISSION FILE NUMBER 33-80775-01

                            CASE CREDIT CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   DELAWARE
                           (STATE OF INCORPORATION)

                                  76-0394710
                     (I.R.S. EMPLOYER IDENTIFICATION NO.)

                        233 LAKE AVE., RACINE, WI 53403
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (414) 636-6011

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Common Stock, par value $5.00 per share: 200 shares outstanding as of September 30, 1998.

  The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I-Financial Information
  Case Credit Corporation and Subsidiaries
    Statements of Income...................................................   3
    Balance Sheets.........................................................   4
    Statements of Cash Flows...............................................   5
    Statements of Changes in Stockholder's Equity..........................   6
    Notes to Financial Statements..........................................   7
    Management's Analysis of Results of Operations.........................  10
Part II-Other Information
  Item 1. Legal Proceedings................................................   *
  Item 2. Changes in Securities............................................   *
  Item 3. Defaults Upon Senior Securities..................................   *
  Item 4. Submission of Matters to a Vote of Security Holders..............   *
  Item 5. Other Information................................................   *
  Item 6. Exhibits and Reports on Form 8-K.................................  12

--------
* No response to this item is included herein for the reason that it is inapplicable, is not required pursuant to General Instruction H of Form 10-Q, or the answer to such item is negative.

                                     PART I
                             FINANCIAL INFORMATION

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                   THREE MONTHS     NINE MONTHS
                                                       ENDED           ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                   --------------  -------------
                                                    1998    1997    1998   1997
                                                   ------- ------  ------ ------
Revenues:
  Finance income earned on retail notes and
   finance leases................................. $    36 $   29  $   98 $   75
  Interest income from Case Corporation...........       7      6      17     16
  Net gain on retail notes sold...................      26     19      59     52
  Securitization and servicing fee income.........      12     10      34     32
  Lease income on operating leases................      20      9      46     23
  Other income....................................       7      2      10      3
                                                   ------- ------  ------ ------
    Total revenues................................     108     75     264    201
Expenses:
  Interest expense................................      43     28     103     72
Operating expenses:
  Fees charged by Case Corporation................       6      4      18     14
  Administrative and operating expenses...........       4      3      12      8
  Provision for credit losses.....................       2     --       3     --
  Depreciation of equipment on operating leases...      12      6      28     15
  Other...........................................       2     --       4      1
                                                   ------- ------  ------ ------
    Total operating expenses......................      26     13      65     38
                                                   ------- ------  ------ ------
    Total expenses................................      69     41     168    110
                                                   ------- ------  ------ ------
Income before taxes...............................      39     34      96     91
Income tax provision..............................      14     11      34     29
                                                   ------- ------  ------ ------
    Net income.................................... $    25 $   23  $   62 $   62
                                                   ======= ======  ====== ======


  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                AS OF SEPTEMBER 30, 1998, AND DECEMBER 31, 1997

                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                     SEPTEMBER 30, DECEMBER 31,
                       ASSETS                            1998          1997
                       ------                        ------------- ------------
Cash and cash equivalents...........................    $   23        $   67
Retail notes and finance leases.....................     2,133         1,733
Due from Trusts.....................................       300           267
                                                        ------        ------
    Total receivables...............................     2,433         2,000
Allowance for credit losses.........................       (22)          (22)
                                                        ------        ------
    Total receivables--net..........................     2,411         1,978
Affiliated receivables..............................       --             67
Equipment on operating leases, at cost..............       474           209
Accumulated depreciation............................       (52)          (30)
                                                        ------        ------
    Net equipment on operating leases...............       422           179
Property and equipment, at cost.....................         4             4
Accumulated depreciation............................        (2)           (1)
                                                        ------        ------
    Net property and equipment......................         2             3
Other assets........................................       176            68
                                                        ------        ------
    Total...........................................    $3,034        $2,362
                                                        ======        ======
        LIABILITIES AND STOCKHOLDER'S EQUITY
        ------------------------------------
Short-term debt.....................................    $1,195        $1,147
Accounts payable and other accrued liabilities......        58            64
Affiliated payables.................................        --            39
Deposits withheld from dealers......................        17            18
Long-term debt......................................     1,351           735
                                                        ------        ------
    Total liabilities...............................     2,621         2,003
                                                        ------        ------
Minority Interest...................................         2             2
Stockholder's equity:
  Common Stock, $5 par value, 200 shares authorized,
   issued and outstanding...........................       --            --
  Paid-in capital...................................       244           244
  Cumulative translation adjustment.................       (24)          (16)
  Retained earnings.................................       191           129
                                                        ------        ------
    Total stockholder's equity......................       411           357
                                                        ------        ------
    Total...........................................    $3,034        $2,362
                                                        ======        ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                 1998    1997
                                                                ------  ------
Operating activities:
  Net income................................................... $   62  $   62
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
    Depreciation and amortization..............................     29      16
    Deferred income tax expense................................    --       (2)
    Net gain on retail notes sold..............................    (59)    (52)
    Changes in components of working capital:
      (Increase) decrease in other assets......................   (108)    (31)
      Increase (decrease) in accounts payables and other
       accrued liabilities.....................................    (47)    (13)
      Other, net...............................................    (18)     (9)
                                                                ------  ------
        Net cash provided (used) by operating activities.......   (141)    (29)
                                                                ------  ------
Investing activities:
  Cost of receivables acquired................................. (2,290) (1,918)
  Collections of receivables...................................    648     432
  Proceeds from sales of receivables...........................  1,335   1,235
  Investments in joint ventures................................    --      (16)
  Purchase of equipment on operating leases....................   (273)    (68)
  Expenditures for property and equipment......................    --       (1)
                                                                ------  ------
        Net cash provided (used) by investing activities.......   (580)   (336)
                                                                ------  ------
Financing activities:
  Proceeds from issuance of long-term debt.....................    629     --
  Net increase (decrease) in short-term debt and revolving
   credit facilities...........................................     48     373
  Capital contributions from Case Corporation..................    --       20
                                                                ------  ------
        Net cash provided (used) by financing activities.......    677     393
                                                                ------  ------
Increase (decrease) in cash and cash equivalents...............    (44)     28
Cash and cash equivalents, beginning of period.................     67      17
                                                                ------  ------
Cash and cash equivalents, end of period....................... $   23  $   45
                                                                ======  ======
Cash paid during the period for interest....................... $   89  $   78
                                                                ======  ======
Cash paid during the period for taxes.......................... $   28  $   31
                                                                ======  ======

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                     CUMULATIVE
                                      COMMON PAID-IN TRANSLATION RETAINED
                                      STOCK  CAPITAL ADJUSTMENT  EARNINGS TOTAL
                                      ------ ------- ----------- -------- -----
Balance, December 31, 1996...........  $--    $199      $ (6)      $ 47   $240
  Net income.........................   --     --        --          82     82
  Translation adjustment.............   --     --        (10)       --     (10)
  Capital contributions from Case....   --      45       --         --      45
                                       ----   ----      ----       ----   ----
Balance, December 31, 1997...........   --     244       (16)       129    357
  Net income.........................   --     --        --          62     62
  Translation adjustment.............   --     --         (8)       --      (8)
                                       ----   ----      ----       ----   ----
Balance, September 30, 1998..........  $--    $244      $(24)      $191   $411
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

  In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of September 30, 1998, and the results of operations, changes in shareholder's equity and cash flows for the periods indicated. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997. Interim financial results are not necessarily indicative of operating results for an entire year.

(2)--ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and all other non-owner changes in equity. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement for the period in which they are recognized. For interim reporting, the Company has chosen to disclose comprehensive income in the Notes to Financial Statements. See Note 6, "Comprehensive Income."

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

  Effective January 1, 1998, the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company's accounting for costs of computer software developed or obtained for internal use is consistent with the guidelines established in the SOP and, as a result, the adoption of this statement had no effect on the Company's financial position or results of operations.

  The Company will adopt SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1999. Adoption of this statement will have no material effect on the Company's financial position or results of operations.

(3)--ASSET-BACKED SECURITIZATIONS

  During the first nine months of 1998, limited-purpose business trusts organized by Case Credit issued $1,379 million of asset-backed securities to outside investors. As of September 30, 1998, Case Credit has sold $1,403 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. During the first nine months of 1997, limited-purpose business trusts organized by Case Credit issued $1,706 million of asset-backed securities to outside investors. As of September 30, 1997, Case Credit had sold $1,301 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of the retail notes were used to repay outstanding debt and to finance additional receivables.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

(4)--LONG-TERM DEBT

  During the second quarter of 1998, Case Credit increased its $550 million debt security program to $1 billion pursuant to a shelf registration statement filed with the Securities and Exchange Commission in May 1998. During the first nine months of 1998, Case Credit issued $629 million of its medium-term notes in the United States, with maturities of two to three years and interest rates ranging from 5.8% to 6.0%, pursuant to this registration statement. The net proceeds from the offerings will be used to fund Case Credit's growth initiatives and for other corporate purposes, including repayment of short-term indebtedness.

(5)--INCOME TAXES

  On a consolidated basis, the Company's 1998 year-to-date effective tax rate of 35% was equal to the U.S. statutory rate. The Company's September 1997 year-to-date effective tax rate of 32% was lower than the U.S. statutory rate primarily due to reductions in the tax valuation reserves in certain foreign jurisdictions offset by state income taxes and foreign income taxed at different rates.

(6)--COMPREHENSIVE INCOME

  Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The components of comprehensive income for the three and nine months ended September 30, 1998 and 1997, are as follows (in millions):

                                              THREE MONTHS       NINE MONTHS
                                                  ENDED             ENDED
                                              SEPTEMBER 30,     SEPTEMBER 30,
                                              ---------------   ---------------
                                               1998     1997     1998     1997
                                              ------   ------   ------   ------
      Net income............................  $   25   $   23   $   62   $   62
      Translation adjustment, net of taxes..      (5)      (1)      (8)      (4)
                                              ------   ------   ------   ------
      Comprehensive income..................  $   20   $   22   $   54   $   58
                                              ======   ======   ======   ======

(7)--OTHER MATTERS

  During the second quarter of 1998, Case Corporation announced the creation of Case Capital Corporation, a broad-based financing company for the global marketplace. Case Capital Corporation will include separate businesses that offer loans and leases for construction, agriculture and other industries, commercial lending within equipment industries, multiple lines of insurance products and private label credit cards.

(8)--SUBSEQUENT EVENTS

  In the fourth quarter, Case Credit issued $159 million of floating and fixed rate medium-term notes pursuant to its $1 billion shelf registration statement filed with the Securities and Exchange Commission in May 1998. These notes have maturities that range between eighteen to twenty-four months and bear interest based on three month LIBOR for the floating rate notes, and 6.24% for the fixed rate notes. Also pursuant to the $1 billion shelf registration statement, Case Credit issued $100 million principal amount of 6.125% notes due October 15, 2001, and $100 million principal amount of floating rate notes due January 21, 2000, with an initial rate of 5.91%.The net proceeds from these issuances will be used to fund Case Credit's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

  During the fourth quarter of 1998, Case Credit's Canadian subsidiary, Case Credit Ltd, established a C$750 million medium-term note program pursuant to a short form prospectus and prospectus supplement filed with the Canadian Securities Administrators. As of the date of this filing, Case Credit has not issued any medium-term notes under this program.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

  During the fourth quarter, a limited-purpose business trust organized by Case Credit priced $628.9 million of asset-backed securities for issuance to outside investors. In connection with these issuances, Case Credit will sell $448.6 million of retail notes to the trust in November 1998. An additional $201.4 million of retail notes will be sold to the trust as receivables are generated. The net proceeds from the sale of the retail notes will be used to repay short-term indebtedness and to finance additional receivables.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

 Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

NET INCOME

  Net income for the first nine months of 1998 of $62 million was consistent with the comparable period of 1997. Net income for 1998 reflects higher earnings as a result of increased levels of on-balance-sheet receivables, including higher lease income from operating leases and higher realized gains from the sale of retail notes under asset-backed securitizations. These amounts were offset by increased interest expense as a result of higher average on-book receivables, as well as increased depreciation of equipment on operating leases.

REVENUES

  Case Credit reported total revenues of $264 million for the first nine months of 1998 as compared to $201 million for the first nine months of 1997. Finance income earned on retail notes and finance leases increased to $98 million in the first nine months of 1998 as compared to $75 million for the same period in 1997, primarily due to increased levels of on-balance-sheet receivables. In addition, operating lease income increased $23 million to a total of $46 million for the first nine months of 1998, reflecting the growth in Case Credit's operating lease portfolio.

EXPENSES

  Interest expense for the first nine months of 1998 was $103 million, up $31 million from the $72 million reported in the first nine months of 1997. The increase in interest expense resulted from higher average debt levels during the first nine months of 1998 as compared to the prior year period, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Operating expenses increased $27 million to a total of $65 million in the first nine months of 1998 as compared to the first nine months of 1997. This increase primarily resulted from higher year-over-year depreciation expense relating to Case Credit's larger operating lease portfolio, as well as higher operating expenses in support of Case Credit's growth initiatives.

SERVICED PORTFOLIO

  During the first nine months of 1998, Case Credit's serviced portfolio of receivables increased 30% over the same time last year to a record $6.4 billion. Growth in the first nine months of 1998 resulted from Case Credit's focus on new markets and new products, including retail financing through Case Credit's European joint venture, Case Credit Europe S.A.S. Gross receivables originated in the first nine months of 1998 increased 41% for a total of $3.2 billion versus the same period in 1997. During the first nine months of 1998, limited-purpose business trusts organized by Case Credit issued $1,379 million of asset-backed securities to outside investors. Case Credit has sold $1,403 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. During the first nine months of 1997, limited-purpose business trusts organized by Case Credit issued $1,706 million of asset-backed securities to outside investors. Case Credit had sold $1,301 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of the retail notes were used to repay outstanding debt and to finance additional receivables.

YEAR 2000

  As used in this "Year 2000" disclosure, "the Company" or "Case" refers to Case Corporation and its consolidated subsidiaries, including Case Credit Corporation and its subsidiaries ("Case Credit"). In addition, all references to "Case Industrial" reflect the consolidation of all majority owned subsidiaries, excluding Case Credit.

  In July 1996, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," which requires that costs associated with modifying computer software for the Year 2000 be expensed as incurred. Through Case's ongoing process of evaluating and performing systems and software upgrades and enhancements, the Company has been actively addressing Year 2000 issues since 1995.

  Case Corporation understands that it is important to our customers and stakeholders that Case's products, services and internal systems are not adversely affected by the Year 2000. Case has implemented procedures that it deems necessary to safeguard the Company from computer-related issues associated with adverse effects as a result of improperly recognizing the millennial date change. These procedures include inventorying/assessing, planning, constructing/testing, and implementing/certifying, where necessary, critical internal-use systems. The Company believes, based upon its review and efforts to date, that future external and internal costs to be incurred for the modification of internal-use software to address Year 2000 issues will not have a material adverse effect on Case's financial position, cash flows or results of operations. The Company believes, based upon its review and efforts to date, that external and internal remediation costs to be incurred for the modification of internal-use software to address Year 2000 issues will, in the aggregate, approximate $40 million to $50 million through the end of 1999. As Case Industrial and Case Credit share certain technology resources and internal-use systems, all such remediation costs will be borne by Case Industrial. Through September 30, 1998, Case Industrial has incurred approximately $19 million of the estimated external and internal remediation costs to address Year 2000 issues.

  Case has also undertaken a program to alert its suppliers and dealers of Year 2000 issues. Based on its contacts with suppliers and dealers, the Company believes that its most important suppliers will be Year 2000 compliant by December 31, 1998. Case will continue to work with its remaining suppliers and its dealers throughout 1999 to secure Year 2000 compliance by December 31, 1999. As a result, and subject to the Company's ongoing compliance efforts, the costs and uncertainties relating to timely resolution of Year 2000 issues applicable to the Company's business and operations are not reasonably expected by the Company to have a material adverse effect on Case's financial position, cash flows or results of operations.

  Based upon Case's review and efforts to date, the Company currently anticipates completion of critical Year 2000 compliance issues by mid-1999. The Company plans to continue integration testing throughout the balance of 1999. In the event Case's Year 2000 compliance efforts, as well as the efforts of the Company's suppliers and dealers, individually and in the aggregate, are not successful, it could have a material adverse effect on the Company's financial position, cash flows and results of operations. As a result, the Company is in the process of developing Year 2000 contingency plans that will be designed to mitigate the impact on the Company in the event that its Year 2000 compliance efforts are not successful. The targeted completion date for the Company's contingency planning is mid-1999.

  The information included in this "Year 2000" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

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

  (b) Reports on Form 8-K.

  Case Credit Corporation did not file any Current Reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Case Credit Corporation

                                                  /s/ Robert A. Wegner
                                          By___________________________________
                                                     Robert A. Wegner
                                           Vice President and Chief Financial
                                                         Officer
                                            (Principal Financial Officer and
                                          Authorized Signatory for Case Credit
                                                      Corporation)

Date: November 12, 1998

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                    DESCRIPTION OF EXHIBIT                    NUMBERS
  -------                   ----------------------                   ----------
  4(a)     6 1/8% Note due October 15, 2001, of Case Credit
            Corporation issued pursuant to the Indenture, dated as
            of October 1, 1997, between Case Credit Corporation
            and The Bank of New York.
  4(b)     Floating Rate Note due January 21, 2000, of Case Credit
            Corporation issued pursuant to the Indenture, dated as
            of October 1, 1997, between Case Credit Corporation
            and The Bank of New York.
  4(c)     Actions of Authorized Officers of Case Credit
            Corporation authorizing the issuance of $100,000,000
            aggregate principal amount of 6 1/8% Notes due October
            15, 2001, and $100,000,000 aggregate principal amount
            of Floating Rate Notes due January 21, 2000.
  4(d)     Officers' Certificate and Company Order of Case Credit
            Corporation for the issuance of $100,000,000 aggregate
            principal amount of 6 1/8% Notes due October 15, 2001,
            and $100,000,000 aggregate principal amount of
            Floating Rate Notes due January 21, 2000.
 10        Calculation Agency Agreement, dated as of October 27,
            1998, between Case Credit Corporation and The Bank of
            New York.
 12        Computation of Ratio of Earnings to Fixed Charges
 27        Financial Data Schedule