Form 10-K
period 1998-12-31
CASE CREDIT CORP
filed 1999-03-01
CIK 1005319

                                                                          DRAFT

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Exchange
      Title of Each Class                       on which registered
      -------------------                       -------------------
      6 1/8% Notes due October 15, 2001              New York
      Floating-Rate Notes due January 21, 2000       New York

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Common Stock, par value $5.00 per share: 200 shares outstanding as of February 28, 1999, all of which are owned by Case Capital Corporation.

   The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I of Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item  1. Business.........................................................  3
Item  2. Properties.......................................................  5
Item  3. Legal Proceedings................................................  5
Item  4. Submission of Matters to a Vote of Security Holders..............  5*

                                    PART II

Item  5. Market for the Registrant's Common Equity and Related Stockholder
 Matters..................................................................  6
Item  6. Selected Financial Data..........................................  6*
Item  7. Management's Analysis of Results of Operations...................  6
Item  8. Financial Statements and Supplementary Data......................  10
    Index to Financial Statements of Case Credit Corporation and
     Consolidated Subsidiaries............................................  10
Item  9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................  30

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............  30*
Item 11. Executive Compensation...........................................  30*
Item 12. Security Ownership of Certain Beneficial Owners and Management...  30*
Item 13. Certain Relationships and Related Transactions...................  30*

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..  30
   Financial Statements Included in Item 8................................  30
   Index to Financial Statements and Schedule Included in Item 14.........  30
   Schedules Omitted as Not Required or Inapplicable......................  30
   Exhibits...............................................................  30
   Reports on Form 8-K....................................................  30

--------
* No response to this item is included herein for the reason that it is inapplicable, is not required pursuant to General Instruction I of Form 10-K, or the answer to such item is negative.

                                    PART I.

Item 1. Business.

General

   Case Credit(R) Corporation is a subsidiary of Case Capital Corporation ("Case Capital"). Case Capital, a wholly owned subsidiary of Case Corporation ("Case"), provides broad-based financial services for the global marketplace. Case Credit Corporation, its wholly owned operating subsidiaries, Case Credit Ltd. (Canada) and Case Credit Australia Pty Ltd, and Case Credit Corporation's joint ventures, Case Credit Europe S.A.S. and UzCaseagroleasing (collectively, "Case Credit" or the "Company") provide and administer financing for the retail purchase or lease of new and used Case and other agricultural and construction equipment. Case Credit offers various types of retail financing to end-use customers to facilitate the sale or lease of Case products in the United States, Canada, Australia, Europe, and Uzbekistan. The Company's business principally involves purchasing retail installment sales contracts from Case dealers. In addition, the Company facilitates and finances the sale of insurance products to retail customers, provides financing for Case dealers and Case rental equipment yards, and also provides other retail financing programs in North America. In North America, Case Credit's private-label credit card is used by customers to purchase parts, service, rentals, implements and attachments from Case dealers. Case Credit also provides financing options to dealers for a variety of purposes, including inventory, working capital, real estate acquisitions, construction and remodeling, business acquisitions, dealer systems, and service and maintenance equipment.

   The Company's business is dependent on the ability of Case and its dealers to generate sales and leasing activity, the willingness of customers to enter into financing transactions with the Company and the availability of funds to the Company to finance such transactions. The ability of Case and its dealers to sell agricultural and construction equipment and thereby generate retail receivables is affected by numerous factors, including:

  . the general level of activity in the agricultural and construction industries;

  . the rate of North American agricultural production and demand;

  . weather conditions;

  . commodity prices;

  . consumer confidence;

  . government subsidies for the agricultural sector;

  . prevailing levels of construction (especially housing starts); and

  . levels of total industry capacity and equipment inventory.

   In addition, the Company's business is affected by changes in market interest rates, which in turn are related to general economic and capital market conditions, demand for credit, inflation, governmental policies and other factors.

   The Company obtains funding for its operations from a variety of sources including the issuance of commercial paper, medium-term notes and public debt; the issuance of securities in asset-backed securitization ("ABS") transactions; bank revolving credit facilities, earnings retained in the business, and advances and equity capital from Case. The Company sells substantial amounts of retail receivables in ABS transactions that typically involve the sale of a pool of retail installment sales contracts to limited-purpose business trusts or similar securitization entities. The Company remains as servicer of these receivables, for which it is typically paid a servicing fee.

   The Company continues to expand its financing business by providing retail and dealer financing in new geographic regions and for a broader range of equipment, and by offering new financing products to Case dealers, end-use customers and to others. The Company recently established Soris Financial ("Soris(TM)") as a brand name to serve the Company's diversified client base in the agricultural, construction, industrial mobile and other equipment industries. Soris offers a broad range of retail and wholesale financing products including equipment and commercial loans and leases for North American manufacturers, dealers, distributors, and their customers. Soris also facilitates and finances the sale of insurance products to retail customers.

   Case Credit Corporation was incorporated in Delaware on January 26, 1993. The principal offices of the Company are located at 233 Lake Avenue, Racine, Wisconsin, 53403.

Business of Case Corporation

   Case is a leading worldwide designer, manufacturer, marketer and distributor of farm equipment and light- to medium-sized construction equipment, and offers a broad array of financial products and services through Case Capital, Case's financial services business. Case's market position is particularly significant in several product categories including loader/backhoes, skid steer loaders, large, high-horsepower farm tractors and self-propelled combines.

   In 1998, Case's sales of farm and construction equipment represented 93% of total revenues, and financing operations accounted for 7% of total revenues. In 1998, Case's sales of farm equipment represented 62% of revenues from equipment sales, and sales of construction equipment represented 38% of revenues from equipment sales.

Relationship with Case Corporation

   The Company's common stock is owned entirely by Case Capital. Case Corporation contributed all the common stock of Case Credit to Case Capital in exchange for all the common stock of Case Capital. Case Capital is a wholly owned subsidiary of Case Corporation. Case provides Case Capital with certain operational and financial support, which is integral to the conduct of the Company's business.

 Employee Benefits, Intercompany Services and Tax Sharing

   The Company and Case have entered into agreements relating to, among other things, various employee benefit plans covering Company staff that are administered by Case, the Company's reimbursement of Case for its staff and certain corporate services, and intend to enter into tax sharing arrangements between the Company and Case.

 Special Marketing Programs

   The Company, in conjunction with Case, Case dealers and other manufacturers and their dealers, periodically offers, as part of its marketing strategy, below-market interest rate and waived interest rate financing to customers. When the Company acquires retail installment sales contracts and finance leases subject to below-market interest rate and waived interest rate financing, the Company is compensated for the difference between market rates and the amounts received by the Company (collectively, "financing subsidies"). The cost of these financing subsidies is currently borne completely by the manufacturers (and not by the Company) and is settled monthly. The financing subsidies are recognized as income by Case Credit over the term of the contracts. If such contract is subsequently sold, the financing subsidy is recognized as part of the gain on retail notes sold.

 Dividends

   Case Credit did not pay dividends in 1998 and 1997. Case Credit paid dividends to Case of $40 million for the year ended December 31, 1996.

 Support Agreement

   The Company and Case have entered into a support agreement (the "Support Agreement") which provides, among other things, that Case will remain, directly or indirectly, the sole owner of all of the voting stock of the Company, and will make quarterly payments to the Company to the extent necessary to ensure that the Company's consolidated pre-tax earnings (as defined) available for fixed charges equal at least 1.10 times its fixed charges (as defined) in all periods composed of four consecutive fiscal quarters. The Support Agreement provides that Case is not directly or indirectly guaranteeing any indebtedness, liability or obligation of the Company. The Support Agreement may be modified or amended by the parties thereto or terminated by either party upon thirty days' prior written notice to the other party, with copies of such amendment or notice being sent to Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Group ("S&P"), and any other nationally recognized statistical rating organizations then rating Case Credit debt, if
(1) Moody's and S&P confirm in writing that their ratings on Case Credit debt then rated or capable of being rated by them would not be downgraded or withdrawn as a result of such modification, amendment or termination, or (2) the modification, amendment or notice of termination provides that the Support Agreement will continue in effect with respect to debt of Case Credit outstanding on the effective date of the modification, amendment or termination, or (3) the holders of at least a majority of the aggregate unpaid principal amount of all outstanding debt of Case Credit with an original maturity in excess of 270 days consent in writing, so long as the holders of debt of Case Credit having an original maturity of 270 days or less shall continue to have the benefit of the Support Agreement until the maturity of such debt. For purposes of the Support Agreement, no portion of any debt is considered to be "outstanding" if such debt is deemed to be discharged and not outstanding in accordance with the indenture or other governing instrument defining the rights of the holders of such debt.

   The calculation of pre-tax earnings available for fixed charges under the Support Agreement differs from the calculation of the ratio of earnings to fixed charges in accordance with the rules and regulations of the Securities and Exchange Commission. Under the Support Agreement, all cash extraordinary, non-recurring items of income or expense (other than cash debt defeasance costs) are included, whereas under the Securities and Exchange Commission's rules and regulations, such items are excluded. No payment has been required by Case to meet the Support Agreement commitments.

Item 2. Properties.

   Case Credit Corporation does not own any real estate. Its principal executive offices are located at 233 Lake Avenue, Racine, WI 53403.

   As of December 31, 1998, the Company had additional offices in or near Memphis, Tennessee; Dallas, Texas; Minneapolis, Minnesota; Columbus, Ohio; Toronto, Ontario; Tashkent, Uzbekistan; and St. Mary's, Australia.

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

                                   PART II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

   As of December 31, 1998, all of the Company's common stock was owned by Case Capital and was not publicly traded. Case Capital is a wholly owned subsidiary of Case Corporation.

   The Company did not pay dividends in 1998 or 1997. Case Credit paid dividends to Case Corporation in the amount of $40 million in 1996.

Item 6. Selected Financial Data.

   Information for this Item 6 is not required pursuant to General Instruction I(2) of Form 10-K.

Item 7. Management's Analysis of Results of Operations.

   1998 Compared to 1997

 Net Income

   Case Credit recorded net income of $85 million in 1998, as compared to net income of $82 million in 1997. The $3 million increase in year-over-year income is primarily due to higher earnings as a result of increased levels of on-balance-sheet receivables, and improved margins resulting from the declining interest rate environment. Additionally, higher lease income from operating leases and higher realized gains from the sale of retail notes under asset-backed securitization ("ABS") transactions also improved earnings. These amounts were partially offset by an increase in the Company's credit loss provision as a result of a higher loss-to-liquidation ratio in 1998, combined with the significant growth in Case Credit's serviced portfolio. In addition, 1998 operating results reflect increased interest expense as a result of higher average debt levels, as well as increased depreciation of equipment on operating leases and a higher year-over-year tax rate.

 Revenues

   Case Credit reported total revenues of $377 million for 1998, an increase of $105 million or 39% over the $272 million of revenues reported for 1997. Finance income earned on retail and other notes and finance leases increased to $140 million in 1998, as compared to $103 million for the same period in 1997, primarily due to increased levels of on-balance-sheet receivables. Operating lease revenues increased $31 million to $64 million for 1998, reflecting the growth in Case Credit's operating lease portfolio. These revenue increases were compounded by increases in net gains on retail notes sold, as well as higher securitization and servicing fee income. Case Credit continues to implement its asset-management strategy of retaining a larger percentage of assets on balance sheet, as opposed to selling those assets through ABS transactions. The Company believes this strategy will generate a more stable earnings performance for Case Credit.

 Expenses

   Operating expenses for Case Credit increased $51 million to a total of $103 million in 1998, as compared to $52 million in 1997. This increase primarily resulted from a $21 million increase in depreciation expense for equipment on operating leases relating to Case Credit's larger operating lease portfolio, and a $14 million increase in Case Credit's provision for credit losses as a result of a higher loss-to-liquidation ratio in 1998, combined with the significant growth in Case Credit's serviced portfolio.

   Case Credit's interest expense for 1998 was $143 million, up $45 million from the $98 million reported in 1997. The increased interest expense resulted from higher average debt levels during 1998, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

 Serviced Portfolio

   As of December 31, 1998, Case Credit's serviced portfolio increased 31% over the same period last year to a record $6.8 billion. Gross receivables acquired in 1998 increased 31% for a total of $4.4 billion versus the same period in 1997. Case Credit retained approximately $483 million of additional retail and other notes and finance leases as compared to December 31, 1997, consistent with the Company's asset-management strategy. Case Credit's portfolio losses increased to $15 million in 1998 as compared to $8 million in 1997, resulting in a loss-to-liquidation ratio of 0.55% in 1998 and 0.34% in 1997.

   The growth in Case Credit's serviced portfolio reflects the increased marketing and growth initiatives of Case Credit and the strong demand for both new and used equipment. During 1998, the Company completed a series of strategic moves designed to further grow and diversify its financial services business. Case Capital, formed in June 1998, serves as a broad-based financial services company for the global marketplace. It encompasses Case Credit, which has been providing financial services through the Case dealer network since 1957, and Soris Financial, launched in late 1998 to serve Case Capital's diversified client base in the agricultural, construction, industrial mobile and other equipment industries. In 1998, the Company expanded its insurance business and announced that it is offering business insurance for U.S. equipment dealers through an alliance with Universal Underwriters Group, a subsidiary of Zurich Insurance Company, and other insurance underwriters. In addition, Case Credit established a strategic marketing alliance with GMAC Commercial Mortgage Corporation that offers agricultural real estate financing through the Case dealer network.

   In early 1997, Case Credit broadened its product line with the introduction of a commercial loan program in North America. Case Credit expanded its geographic reach in 1997 through the establishment of a joint venture in Europe, Case Credit Europe S.A.S., that provides financing for Case's European dealers and retail customers. Also in 1997, Case Credit and Cummins Engine Co., Inc. ("Cummins") entered into an agreement under which Case Credit offers financing to all qualified North American retail purchasers, dealers and manufacturers of industrial equipment powered by Cummins engines.

   Case Credit sold $2.1 billion and $1.8 billion of retail notes in 1998 and 1997, respectively, to limited-purpose business trusts organized by Case in the United States and Canada. These trusts were formed for the purpose of purchasing receivables from Case Credit and the receivables were used as collateral for the issuance of asset-backed securities to outside investors. The proceeds from the sale of the retail notes were used to repay indebtedness and to finance additional receivables.

 Interest Rate Risk Management

   Case Credit is exposed to interest rate risk and, as such, has implemented an interest rate risk management program. The program is within the guidelines and policies approved by the Board of Directors to limit exposure to rising interest rates.

   At December 31, 1998, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments, including total receivables and long-term debt obligations. The fair value gains or losses in the table below represent the changes in the financial instrument's fair values that would be caused by increasing the Company's weighted-average interest rates by 10% at December 31, 1998, based on the discounted values of their related cash flows (in millions):

                                                                   Fair Value
                                                                 Gains/(Losses)
                                                                 --------------
      Total receivables, net....................................      (13)
      Long-term debt............................................       15

 Commodity Price and Foreign Currency Risk Management

   The Company is not subject to significant foreign currency risk as its foreign operations are funded locally. The company is not subject to commodity price risk.

 Year 2000

   As used in this "Year 2000" disclosure, the "Company," or "Case" refers to Case Corporation and its consolidated subsidiaries, including Case Credit Corporation and its subsidiaries ("Case Credit"). In addition, all references to "Case Industrial" reflect the consolidation of all majority-owned subsidiaries, excluding Case Credit.

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

   Case Corporation understands that it is important to our customers and stakeholders that Case's products, services and internal systems are not adversely affected by the Year 2000. Case has implemented procedures that it deems necessary to safeguard the Company from computer-related issues associated with adverse effects as a result of improperly recognizing the millennial date change. These procedures include, where necessary, the inventorying/assessing, planning, constructing/testing, and implementing/certifying of critical internal-use hardware and software systems, as well as other embedded systems in the Company's manufacturing plants, other buildings, equipment and other infrastructure. The Company believes that these procedures will adequately address both the information technology and non-information technology aspects of our business. Based upon its review and efforts to date, the Company believes that future external and internal costs to be incurred for the modification of internal-use software to address Year 2000 issues will not have a material adverse effect on Case's financial position, cash flows or results of operations.

   The Company believes, based upon its review and efforts to date, that external and internal remediation costs to be incurred for the modification of internal-use software to address Year 2000 issues will, in the aggregate, approximate $45 million to $50 million. As Case Industrial and Case Credit share many technology resources and internal-use systems, all the remediation costs to address Year 2000 issues will be borne by Case Industrial. As of December 31, 1998, Case Industrial has incurred approximately $22 million of costs for Year 2000 remediation, and the Company currently anticipates that remaining Year 2000 remediation costs will approximate $22 million in 1999 and $3 million in 2000. These cost estimates include the costs of external contractors, non-capitalizable purchases of software and hardware, and the direct cost of internal employees working on Year 2000 projects. Case maintains a process that tracks the cost and time of external contractors. However, the Company does not separately track its own internal costs incurred for the Year 2000 project. Internal costs are compiled principally from the related payroll records for those personnel directly working on the Year 2000 effort. The Company's cost estimate does not include the cost of implementing contingency plans, which are in the process of being developed, and also does not include any potential litigation or warranty costs related to Year 2000 issues if the Company's remediation efforts are not successful.

   Case has also undertaken a program to alert its suppliers and dealers of Year 2000 issues. Based on its contacts with suppliers and dealers, the Company believes that a majority of our most important suppliers are Year 2000 compliant, and the Company anticipates that most of its dealers will be Year 2000 compliant by mid-1999. Case will continue to work with its remaining suppliers and its dealers throughout 1999 to secure Year 2000 compliance by December 31, 1999. Based on third-party representations and internal testing, and subject to the Company's ongoing compliance efforts, the costs and uncertainties relating to timely resolution of Year 2000 issues applicable to the Company's business and operations are not reasonably expected by the Company to have a material adverse effect on Case's financial position, cash flows or results of operations. For those suppliers and dealers that have not adequately responded to our Year 2000 concerns, we are following up to ultimately achieve an acceptable level of compliance within our supply chain. As there can be no assurance that an acceptable level of Year 2000 compliance will be achieved, Case is in the process of developing contingency plans to address potential issues.

   Case has completed all steps with regards to Year 2000 compliance that it considers necessary regarding its agricultural and construction equipment and, as a result, the Company has no information to suggest that its agricultural and construction equipment is not Year 2000 compliant. The Company believes, based on its review and testing, that products purchased from Case will accurately determine chronological dates and accurately perform all calculations and data manipulations based upon such dates.

   Based upon Case's review and efforts to date, the Company currently anticipates completion of critical Year 2000 compliance issues by mid-1999, and the Company plans to continue integration testing throughout the balance of 1999. If Case's Year 2000 compliance efforts, as well as the efforts of the Company's suppliers and dealers, individually and in the aggregate, are not successful, it could have a material adverse effect on the Company's financial position, cash flows and results of operations. Factors that could cause actual results to differ include unanticipated supplier or dealer failures, disruption of utilities, transportation or telecommunications breakdowns, foreign or domestic governmental failures, as well as unanticipated failures on our part to address Year 2000 related issues. The Company's most reasonably likely worst case scenario in light of these risks would involve a potential loss in sales resulting from order, production and shipping delays throughout the Company's supply chain caused by Year 2000 related disruptions. The degree of sales loss impact would depend on the severity of the disruption, the time required to correct it, whether the sales loss was temporary or permanent, and the degree to which our primary competitors were also impacted by the disruption. The Company is in the process of developing Year 2000 contingency plans that will be designed to mitigate the impact on the Company in the event that its Year 2000 compliance efforts are not successful. The targeted completion date for the Company's contingency planning is mid-1999. Case's contingency plans may include the use of alternative systems and non-computerized approaches to our business including manual procedures for machine operation, collecting and reporting of information, as well as alternative sources of supply. At this time, the Company has not determined whether it will be necessary to stockpile inventory or supplies as part of its contingency planning.

   The information included in this "Year 2000" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

Item 8. Financial Statements and Supplementary Data.

    INDEX TO FINANCIAL STATEMENTS OF CASE CREDIT CORPORATIONAND CONSOLIDATED
                                  SUBSIDIARIES

                                                                           Page
                                                                           ----
Report of independent public accountants..................................  11

Statements of income for each of the three years in the period ended
 December 31, 1998........................................................  12
Balance sheets as of December 31, 1998 and 1997...........................  13
Statements of cash flows for each of the three years in the period ended
 December 31, 1998........................................................  14
Statements of changes in stockholder's equity for each of the three years in the period ended December 31, 1998....................................  15
Notes to financial statements.............................................  16

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder of Case Credit Corporation:

   We have audited the accompanying consolidated balance sheets of Case Credit Corporation (a Delaware Corporation) and subsidiaries, as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows, and stockholder's equity, for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Case Credit Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Milwaukee, Wisconsin
January 20, 1999
(except with respect to the matters
discussed in Note 12, as to which
the date is February 25, 1999)

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (in millions)

                                                                1998 1997 1996
                                                                ---- ---- ----
Revenues:
  Finance income earned on retail and other notes and finance leases...................................................... $140 $103 $ 64
  Net gain on retail notes sold................................   82   71   85
  Securitization and servicing fee income......................   46   42   60
  Lease income on operating leases.............................   64   33   16
  Interest income from Case Corporation........................   30   19   17
  Other income.................................................   15    4    2
                                                                ---- ---- ----
    Total revenues.............................................  377  272  244
Expenses:
 Interest expense..............................................  143   98   72
 Operating expenses:
  Depreciation of equipment on operating leases................   43   22   10
  Fees charged by Case Corporation.............................   24   18   20
  Administrative and operating expenses........................   18   11   11
  Provision (credit) for credit losses.........................   14   --   (3)
  Other........................................................    4    1    1
                                                                ---- ---- ----
    Total operating expenses...................................  103   52   39
                                                                ---- ---- ----
    Total expenses.............................................  246  150  111
                                                                ---- ---- ----
Income before taxes and extraordinary items....................  131  122  133
Income tax provision...........................................   46   40   45
                                                                ---- ---- ----
Income before extraordinary items..............................   85   82   88
Extraordinary items............................................   --   --   (3)
                                                                ---- ---- ----
Net income..................................................... $ 85 $ 82 $ 85
                                                                ==== ==== ====


  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                        (in millions, except share data)

                            ASSETS
                            ------
                                                                 1998    1997
                                                                ------  ------
Cash and cash equivalents...................................... $   35  $   67

Retail and other notes and finance leases......................  2,216   1,733
Due from Trusts................................................    289     267
                                                                ------  ------
    Total receivables..........................................  2,505   2,000
Allowance for credit losses....................................    (29)    (22)
                                                                ------  ------
    Total receivables--net.....................................  2,476   1,978
Affiliated receivables.........................................     51      67
Equipment on operating leases, at cost.........................    531     209
Accumulated depreciation.......................................    (63)    (30)
                                                                ------  ------
    Net equipment on operating leases..........................    468     179
Property and equipment, at cost................................      5       4
Accumulated depreciation.......................................     (2)     (1)
                                                                ------  ------
    Net property and equipment.................................      3       3
Other assets...................................................    227      68
                                                                ------  ------
    Total...................................................... $3,260  $2,362
                                                                ======  ======
             LIABILITIES AND STOCKHOLDER'S EQUITY
             ------------------------------------
Short-term debt................................................ $  550  $1,147
Accounts payable and other accrued liabilities.................    124      64
Affiliated payables............................................     --      39
Deposits withheld from dealers.................................     17      18
Long-term debt.................................................  2,108     735
                                                                ------  ------
    Total liabilities..........................................  2,799   2,003
                                                                ------  ------
Commitments and Contingencies (Note 10)
Minority Interest..............................................      2       2
Stockholder's equity:
  Common Stock, $5 par value, 200 shares authorized, issued and
   outstanding.................................................     --      --
  Paid-in capital..............................................    269     244
  Accumulated other comprehensive income.......................    (24)    (16)
  Retained earnings............................................    214     129
                                                                ------  ------
    Total stockholder's equity.................................    459     357
                                                                ------  ------
    Total...................................................... $3,260  $2,362
                                                                ======  ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (in millions)

                                                      1998     1997     1996
                                                     -------  -------  -------
Operating activities:
  Net income........................................ $    85  $    82  $    85
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization...................      45       24       12
    Deferred income tax expense.....................      24       18        1
    Extraordinary items, after tax..................     --       --         3
    Net gain on retail notes sold...................     (82)     (71)     (85)
    Changes in components of working capital:
      (Increase) decrease in other assets...........     (19)      (4)       5
      Increase (decrease) in accounts payables and
       other accrued liabilities....................      (6)      22       21
      Other, net....................................      (7)      (6)     --
                                                     -------  -------  -------
        Net cash provided (used) by operating
         activities.................................      40       65       42
                                                     -------  -------  -------
Investing activities:
  Cost of receivables acquired......................  (3,209)  (2,791)  (2,143)
  Proceeds from sales of receivables................   1,975    1,749    1,584
  Collections of receivables........................     834      489      296
  Purchase of equipment on operating leases (net of
   disposals).......................................    (333)    (100)     (71)
  Increase in investments in other assets...........    (142)     (27)     --
  Investments in joint ventures.....................     --       (16)     --
  Expenditures for property and equipment...........      (1)      (1)      (2)
                                                     -------  -------  -------
        Net cash provided (used) by investing
         activities.................................    (876)    (697)    (336)
                                                     -------  -------  -------
Financing activities:
  Proceeds from issuance of long-term debt..........   1,070      150      200
  Net increase (decrease) in short-term debt and
   revolving credit facilities......................    (291)     487      136
  Dividends paid to Case Corporation................     --       --       (40)
  Capital contributions.............................      25       45      --
                                                     -------  -------  -------
        Net cash provided (used) by financing
         activities.................................     804      682      296
                                                     -------  -------  -------
Increase (decrease) in cash and cash equivalents....     (32)      50        2
Cash and cash equivalents, beginning of period......      67       17       15
                                                     -------  -------  -------
Cash and cash equivalents, end of period............ $    35  $    67  $    17
                                                     =======  =======  =======
Cash paid during the period for interest............ $   126  $   101  $    71
                                                     =======  =======  =======
Cash paid during the period for taxes............... $    26  $    44  $    47
                                                     =======  =======  =======

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in millions)

                                                                                           Accumulated
                                                                                              Other
                                                                  Common Paid-in Retained Comprehensive        Comprehensive
                                                                  Stock  Capital Earnings    Income     Total     Income
                                                                  ------ ------- -------- ------------- -----  -------------
Balance, December 31, 1995.......................................  $--    $199     $  2       $ (8)     $193
Comprehensive income:
  Net income.....................................................   --      --       85         --        85       $ 85
  Dividends declared.............................................   --      --      (40)        --       (40)
  Translation adjustment.........................................   --      --       --          2         2          2
                                                                   ---    ----     ----       ----      ----       ----
    Total........................................................                                                  $ 87
                                                                                                                   ====
Balance, December 31, 1996.......................................   --     199       47         (6)      240
Comprehensive income:
  Net income.....................................................   --      --       82         --        82       $ 82
  Translation adjustment.........................................   --      --       --        (10)      (10)       (10)
                                                                                                                   ----
    Total........................................................                                                  $ 72
                                                                                                                   ====
Capital contribution from Case Corporation.......................   --      45       --         --        45
                                                                   ---    ----     ----       ----      ----
Balance, December 31, 1997.......................................   --     244      129        (16)      357
Comprehensive income:
  Net income.....................................................   --      --       85         --        85       $ 85
  Translation adjustment.........................................   --      --       --         (8)       (8)        (8)
                                                                                                                   ----
    Total........................................................                                                  $ 77
                                                                                                                   ====
Capital contribution from Case Capital...........................   --      25       --         --        25
                                                                   ---    ----     ----       ----      ----
Balance, December 31, 1998.......................................  $--    $269     $214       $(24)     $459
--------------------------------------------------
                                                                   ===    ====     ====       ====      ====


  The accompanying notes to financial statements are an integral part of these
                 Statements of Changes in Stockholder's Equity.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

Note 1: Nature of Operations

   Case Credit Corporation is a subsidiary of Case Capital Corporation ("Case Capital"). Case Capital, a wholly owned subsidiary of Case Corporation ("Case"), provides broad-based financial services for the global marketplace. Case Credit Corporation, its wholly owned operating subsidiaries, Case Credit Ltd. (Canada) and Case Credit Australia Pty Ltd, and Case Credit Corporation's joint ventures, Case Credit Europe S.A.S. and UzCaseagroleasing (collectively, "Case Credit" or the "Company") provide and administer financing for the retail purchase or lease of new and used Case and other agricultural and construction equipment. Case Credit offers various types of retail financing to end-use customers to facilitate the sale or lease of Case products in the United States, Canada, Australia, Europe and Uzbekistan. The Company's business principally involves purchasing retail installment sales contracts from Case dealers. In addition, the Company facilitates and finances the sale of insurance products to retail customers, provides financing for Case dealers and Case rental equipment yards, and also provides other retail financing programs in North America. In North America, Case Credit's private-label credit card is used by customers to purchase parts, service, rentals, implements and attachments from Case dealers. Case Credit also provides financing options to dealers for a variety of purposes, including inventory, working capital, real estate acquisitions, construction and remodeling, business acquisitions, dealer systems, and service and maintenance equipment.

Note 2: Summary of Significant Accounting Policies

 Principles of Consolidation and Presentation

   The accompanying financial statements reflect the consolidated results of Case Credit Corporation and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

   Certain reclassifications have been made to conform prior years' financial statements to the 1998 presentation.

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

 Foreign Currency Translation

   The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Revenue and expenses are translated at average rates during the year. Adjustments resulting from this translation are deferred and included in "Accumulated other comprehensive income" in the accompanying Balance Sheets. Foreign exchange transaction gains/losses for the years ended December 31, 1998, 1997 and 1996, were not material.

 Recognition of Finance and Interest Income

   Retail and Other Notes, Finance Leases and Operating Leases--The Company records finance income earned on retail and other notes and finance leases using the effective interest method. A portion of the earned finance income arises from sales programs offered by Case and other manufacturers on which finance charges are waived or low-rate financing programs are offered. When the Company acquires retail installment sales contracts and finance leases subject to below-market interest rate and waived interest rate financing, the Company

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES is compensated for the difference between market rates and the amounts received by the Company. Case Credit receives compensation from Case and other manufacturers in an amount equal to the difference between the competitive interest rate and the amount paid by the customer. This amount is initially recognized as unearned finance charges and is recognized as interest income over the term of the retail notes from sales programs offered by Case and others. The amounts received from Case for below-market interest rate and waived interest rate financing, are included in "Interest income from Case Corporation" in the accompanying Statements of Income, and amounted to $20 million, $19 million and $17 million in 1998, 1997 and 1996, respectively. For selected operating leases, the Company is also compensated from Case for the difference between the market rental and the amount paid by the customer. The amounts received were $4 million in 1998 and are included in "Interest income from Case Corporation." The Company is also compensated for funding of various receivables on behalf of Case. The amount earned was $6 million in 1998 and is included in "Interest income from Case Corporation." Compensation received for below-market interest rates and waived interest rate financing from other manufacturers is included in "Finance income earned on retail and other notes and finance leases" in the accompanying Statements of Income. When the receivables are sold, the unrecognized portion of the unearned finance charges is included in the calculation of the net gain on retail notes sold. The Company included in its gain calculations income from Case amounting to $62 million, $63 million and $67 million in 1998, 1997 and 1996, respectively, as part of the sale of retail notes. These amounts are included in "Net gain on retail notes sold" in the accompanying Statements of Income. Recognition of income on loans is generally suspended when an account becomes 120 days delinquent or when management determines that collection of future income is not probable. Accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time. The amount of loans and related finance charges for which income recognition has been suspended is not material.

   The Company offers retail and other notes with interest rates that float with the prime rate, plus an applicable margin. At December 31, 1998 and 1997, these notes amount to $325 million and $279 million, respectively.

 Receivables Sold and Serviced

   Retail notes receivable have been securitized and sold to limited-purpose business trusts ("Trusts") with recourse up to specified amounts. For sales occurring during 1998 and 1997, receivables, net of retained interests, are removed from the balance sheet, and a gain or loss on sale is recognized in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." For sales of retail receivables between June 1994 and December 1996, the retail notes receivable sold were removed from the balance sheet, and a gain or loss on sale was recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds were based on the proceeds received from investors adjusted for normal servicing fees, the estimated obligation pursuant to recourse provisions, and other factors, as appropriate. For receivables sold prior to June 1994, Case Credit recognizes excess servicing fees that represent the excess of the yield on the portfolio sold over the yield paid to investors in the Trusts. These excess servicing fees are recognized as the amounts are received from the Trusts rather than at the time of sale, due to the uncertainty of the amount of fees that would ultimately be collected. Case Credit did not receive any excess servicing fees for 1998, but had servicing fees amounting to $3 million and $21 million in 1997 and 1996, respectively, which was included in "Securitization and servicing fee income" in the accompanying Statements of Income. No servicing asset or liability has been recorded under the provisions of SFAS No. 125 by the Company as management believes that the servicing fee income received is fair compensation for the services provided.

   Case Credit is required to remit the cash collected on the serviced portfolio to the Trusts within two business days. At December 31, 1998 and 1997, $20 million and $21 million, respectively, of unremitted cash payable to the Trusts is included in "Accounts payable and other accrued liabilities" in the accompanying Balance Sheets.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

 Accounting Pronouncements

   Effective January 1, 1997, the Company adopted SFAS No. 125. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

   Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income in the accompanying Consolidated Statements of Changes in Stockholder's Equity. As disclosed in the accompanying Balance Sheets at December 31, 1998 and 1997, "Accumulated other comprehensive income" is comprised solely of cumulative foreign currency translation adjustments. The adoption of this statement did not have an effect on the Company's financial position or results of operations.

   Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of this statement did not have an effect on the Company's financial position or results of operations. See Note 11 "Segment and Geographical Information."

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

   Effective January 1, 1998, the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company's accounting for the costs of computer software developed or obtained for internal use is consistent with the guidelines established in the SOP and, as a result, the adoption of this statement had no effect on the Company's financial position or results of operations.

   Case Credit will adopt SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1999. The Company's accounting for the costs of start-up activities is consistent with the guidelines established in the SOP and, as a result, the adoption of this statement will have no effect on the Company's financial position or results of operations.

 Cash and Cash Equivalents

   Cash equivalents are comprised of all highly liquid investments with an original maturity of three months or less.

 Deposits Withheld from Dealers

   These deposits represent amounts withheld from dealers relating to retail sales financed using retail and other notes and finance leases. Any subsequent losses on retail and other notes or finance leases that were acquired with limited recourse are charged against the amounts withheld from the dealer. To the extent that a loss on a retail or other note or finance lease exceeds the dealers' reserves, the amount is charged against the Company's allowance for credit losses. Annually, the balance of each dealer's withholding account, in excess of minimum levels, is remitted to the dealer.

 Derivatives

   The Company uses derivative financial instruments to manage its interest rate exposures. Case Credit does not hold or issue such instruments for trading purposes. Amounts to be received or paid under these instruments

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES are recognized in the results of operations as interest expense or are recorded as part of the gain on sale of receivables, as appropriate, in the periods to which they relate.

   Reference is made to Note 8, "Financial Instruments," for further information regarding the Company's use of derivative financial instruments.

 Extraordinary Items

   During 1996, the Company recorded a $3 million extraordinary, after-tax charge to write-off unamortized bank fees in conjunction with the refinancing of the Company's credit facilities.

Note 3: Receivables

   A summary of receivables is as follows (in millions):

                                                                 December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
      Retail and other notes.................................... $1,822  $1,417
      Finance leases............................................    648     491
      Due from Trusts...........................................    289     267
                                                                 ------  ------
          Gross receivables.....................................  2,759   2,175
      Less--Unearned finance charges............................   (254)   (175)
      Less--Allowance for credit losses.........................    (29)    (22)
                                                                 ------  ------
          Total receivables, net................................ $2,476  $1,978
                                                                 ======  ======

 Retail and Other Notes and Finance Leases

   The terms of retail and other notes and finance leases generally range from two to six years and allow for prepayment at any time without penalty. The average effective yield on retail and other notes and finance leases held by the Company was approximately 9.1% at December 31, 1998 and 1997.

   Maturities of retail and other notes and finance leases as of December 31, 1998, are as follows (in millions):

      Years ending December 31,
        1999............................................................ $  980
        2000............................................................    614
        2001............................................................    425
        2002............................................................    262
        2003............................................................    153
        2004 and thereafter.............................................     36
                                                                         ------
        Total retail and other notes and finance leases--gross..........  2,470
        Less--Unearned finance charges..................................   (254)
                                                                         ------
          Total retail and other notes and finance leases, net of
           unearned finance charges..................................... $2,216
                                                                         ======

   The allowance for credit losses is established to cover potential losses for receivables owned by the Company. Changes in the allowance for credit losses are as follows (in millions):

                                                                     1998  1997
                                                                     ----  ----
      Balance, beginning of year.................................... $22   $23
      Provision for credit losses...................................  14   --
      Write-offs, net of recoveries.................................  (7)   (1)
                                                                     ---   ---
      Balance, end of year.......................................... $29   $22
                                                                     ===   ===

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   The preceding table reflects the Company's provision for credit losses, but does not include losses charged to dealers or those absorbed by the Trusts. Total losses incurred on the Company's serviced portfolio were $15 million in 1998 and $8 million in 1997.

   Case Credit sold $2.1 billion and $1.8 billion of retail notes (net of unearned finance charges) in 1998 and 1997, respectively, to Trusts in the United States and Canada. The Trusts were formed for the purpose of purchasing Case Credit receivables and the receivables were used as collateral for the issuance of asset-backed securitization ("ABS") transactions to outside investors. The proceeds received from the sales of notes were reduced by $56 million and $55 million in 1998 and 1997, respectively, pursuant to recourse provisions in the sale agreements. These reductions in cash proceeds are held in escrow by the Trusts to provide security in the event of uncollectible notes and are released to the Company when the notes are collected. Escrow amounts held by the Trusts of $170 million and $154 million at December 31, 1998 and 1997, respectively, are recorded in "Due from Trusts" on the accompanying Balance Sheets. Case Credit has established reserves for the estimated losses on amounts held in escrow, and these reserves are also included in "Due from Trusts" on the accompanying Balance Sheets. A security interest in the equipment financed by the retail notes is maintained such that in the event of non-performance, the related equipment can be repossessed to minimize losses. As these Trusts are controlled by third parties and meet minimum equity capitalization standards, the assets of the Trust are not included in the consolidated financial statements of the Company.

   Case Credit's portfolio of managed receivables, including receivables owned and receivables serviced for others, has grown from $5.2 billion at December 31, 1997, to $6.8 billion at December 31, 1998. Case's serviced portfolio at December 31, 1998, included $5.6 billion of retail and other notes (net of unearned finance charges), of which $3.1 billion (net of unearned finance charges) were owned by Trusts in the United States and Canada. At December 31, 1997, Case Credit serviced a portfolio of $4.6 billion of managed receivables (net of unearned finance charges), including retail and other notes amounting to $2.7 billion (net of unearned finance charges) that were owned by Trusts in the United States and Canada. Case Credit also serviced $18 million and $88 million of retail notes (net of unearned finance charges) at December 31, 1998 and 1997, respectively, that were owned by an unaffiliated third party.

   At December 31, 1998 and 1997, approximately $74 million and $56 million, respectively, of retail notes receivable (net of unearned finance charges) have been pledged as collateral under the Company's three-year, $750 million, U.S. asset-backed commercial paper liquidity facility.

   Retail and other notes receivable and serviced receivables have significant concentrations of credit risk in the farm and construction business sectors. On a geographic basis, there is not a disproportionate concentration of credit in any area of the United States, Canada or Australia.

Note 4: Equipment on Operating Leases

   A summary of equipment on operating leases, is as follows (in millions):

                                                                     December
                                                                        31,
                                                                     ----------
                                                                     1998  1997
                                                                     ----  ----
      Equipment on operating leases................................. $531  $209
      Accumulated depreciation......................................  (63)  (30)
                                                                     ----  ----
          Net equipment on operating leases......................... $468  $179
                                                                     ====  ====

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   Lease payments owed to Case Credit for equipment under non-cancelable operating leases as of December 31, 1998, are as follows (in millions):

             1999................................. $81
             2000.................................  66
             2001.................................  29
             2002.................................  16
             2003.................................   4
             2004 and thereafter..................   1

   Case Credit purchases equipment that is leased to retail customers under operating leases from dealers. Income from operating leases is recognized over the term of the lease. The Company's investment in operating leases is based on estimated residual values of the leased equipment, which are calculated at the lease inception date. Realization of the residual values is dependent on the Company's future ability to market the equipment under the then prevailing market conditions. Although realization is not assured, management believes that it is more likely than not that the estimated residual values will be realized. Each of these assets is depreciated on a straight-line basis over a period of time consistent with the lease term. Depreciation expense totaled $43 million, $22 million and $10 million for the years ended December 31, 1998, 1997 and 1996, respectively. Expenditures for maintenance and repairs are the responsibility of the lessee.

Note 5: Short-Term Debt

   The Company has various lines of credit and liquidity facilities that include borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements. The Company also has the ability to issue commercial paper in the United States, Canada and Australia. Under the terms of the Company's commercial paper programs, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the applicable revolving credit facility mentioned above, cannot exceed the total amount available under the revolving credit facility.

   Case Credit established the following credit facilities in August 1996: (1) a five-year, $1.2 billion revolving credit facility; (2) a three-year, $750 million U.S. asset-backed commercial paper liquidity facility (the "Liquidity Facility"); and (3) a five-year, C$500 million revolving credit facility. In October 1997, Case Credit's Australian subsidiary, Case Credit Australia Pty Ltd, established a A$400 million revolving credit facility comprised of a five-year, A$300 million revolving credit facility and a 364-day, A$100 million revolving credit facility.

   A summary of short-term debt is set forth in the following table (in millions):

                                                                     December
                                                                        31,
                                                                    -----------
                                                                    1998  1997
                                                                    ---- ------
      Credit agreements (a)........................................ $ 88 $   --
      Commercial paper.............................................  389  1,112
      Commercial paper liquidity facility..........................   73     35
                                                                    ---- ------
          Total short-term debt.................................... $550 $1,147
                                                                    ==== ======

--------
(a) The credit agreements include borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

   The weighted-average interest rates on total short-term debt outstanding at December 31, 1998 and 1997, were 5.6% and 5.9%, respectively. At December 31, 1998, the unused portion of the combined committed credit

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES facilities and the commercial paper program was $764 million, and the unused portion of the asset-backed commercial paper liquidity facility was $691 million. At December 31, 1997, the unused portion of the combined committed credit facilities and the commercial paper program was $438 million, and the unused portion of the asset-backed commercial paper liquidity facility was $715 million.

   At the option of the Company, borrowings under the revolving credit facilities bear interest at: (1) prime rate; (2) LIBOR, plus an applicable margin; or (3) banker's bills of acceptance rates, plus an applicable margin. Borrowings may be obtained in U.S. dollars and certain other foreign currencies. Borrowings under the Liquidity Facility bear interest at prevailing commercial paper rates at the date of the borrowing. Case Credit's revolving credit facilities (other than the Liquidity Facility) contain restrictive covenants that require that Case Credit maintain certain financial conditions including a maximum ratio of debt to net worth and a minimum fixed-charge coverage ratio. The revolving credit facilities (other than the Liquidity Facility) also impose certain restrictions on certain indebtedness, liens on Company assets and ownership of certain subsidiaries. Pursuant to a support agreement, Case has agreed to maintain a direct or indirect ownership in, and provide financial backing for, Case Credit. At December 31, 1998, the Company was in compliance with all debt covenants.

   Due to the availability of financing under the Company's credit facilities, Case Credit has classified $341 million, $105 million and $245 million of borrowings under the commercial paper facilities of Case Credit Corporation, Case Credit Australia Pty Ltd, and Case Credit Ltd., respectively, as long term at December 31, 1998.

   The credit facilities generally provide for facility fees on the total commitment, whether used or unused, and also provide for annual agency fees to the administrative agents for the facilities.

Note 6: Long-Term Debt

   In 1998, Case Credit issued $785 million, net of $3 million discount, of floating- and fixed-rate, medium-term notes in the United States. The floating-rate notes have maturities that range between 18 and 36 months and bear interest based on three-month LIBOR; the fixed-rate notes have maturities of two to three years and interest rates ranging from 5.8% to 6.2%. Case Credit also issued $100 million principal amount of 6.125% notes due October 15, 2001, and $100 million principal amount of floating-rate notes due January 21, 2000, with an initial rate of 5.91%. These note issuances were offered pursuant to the Company's shelf registration statements as filed with the Securities and Exchange Commission in May 1998 and September 1997. The net proceeds from these issuances were used to fund Case Credit's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

   In the fourth quarter of 1998, Case Credit's Canadian subsidiary, Case Credit Ltd., established a C$750 million medium-term note program pursuant to a short-form prospectus and prospectus supplement filed with the Canadian Securities Administrators. In the fourth quarter, Case Credit Ltd. issued C$125 million of its medium-term notes in Canada, with a maturity of two years and an interest rate of 6.20%, pursuant to this prospectus and prospectus supplement. The net proceeds from this issuance were used to fund Case Credit Ltd.'s growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness. In 1997, Case Credit Australia Pty Ltd established a A$600 million medium-term note program; no amounts were outstanding under this program at December 31, 1998.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   A summary of long-term debt is set forth in the following table (in millions):

                                                                     December
                                                                        31,
                                                                    -----------
                                                                     1998  1997
                                                                    ------ ----
Case Credit Corporation
  Notes, payable in 2000, floating interest rate of 5.91%.......... $  100 $--
  Notes, payable in 2001, interest rate of 6.125%..................    100  --
  Notes, payable in 2003, interest rate of 6.125%..................    200  200
  Notes, payable in 2007, interest rate of 6.75%...................    150  150
  Fixed-rate, medium-term notes, net of $3 discount, maturities
   through 2001, weighted-average interest rate of 6.04%...........    645  --
  Floating-rate, medium-term notes, maturities through 2001,
   weighted-average interest rate of 5.48%.........................    140  --
  Long-term portion of borrowings under commercial paper
   facilities, average interest rate of 6.0% and 6.4%..............    341  250
Case Credit Australia Pty Ltd
  Long-term portion of borrowings under commercial paper
   facilities, average interest rate of 5.1% in both years.........    105   65
Case Credit Ltd. (Canada)
  Medium-term notes, payable in 2000, interest rate of 6.2%........     82  --
  Long-term portion of borrowings under commercial paper
   facilities, average interest rate of 5.4% and 4.3%..............    245   70
                                                                    ------ ----
    Total long-term debt........................................... $2,108 $735
                                                                    ====== ====

   A summary of the minimum annual repayments of long-term debt as of December 31, 1998, is as follows (in millions):

             2000.............................. $  488
             2001..............................    578
             2002..............................    --
             2003..............................    200
             2004 and thereafter...............    842
                                                ------
               Total........................... $2,108
                                                ======

Note 7: Income Taxes

   The income and expenses of Case Credit and its domestic subsidiaries are included in the consolidated income tax return of Case. The Company's Canadian subsidiaries file separate income tax returns. In addition, Case Credit's Australian subsidiaries are permitted income tax relief with Case's Australian subsidiaries. Provisions for income taxes for all periods are made as if Case Credit filed a separate income tax return. Any liability incurred by Case resulting from the inclusion of Case Credit in its income tax returns was reimbursed to or paid by Case Credit or the appropriate subsidiary.

   At December 31, 1998 and 1997, the Company has current taxes receivable of $25 million and $18 million, respectively, which are included in "Affiliated receivables" on the accompanying Balance Sheets.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   The sources of income before taxes and extraordinary items were as follows (in millions):

                                                                  Years Ended
                                                                  December 31,
                                                                 --------------
                                                                 1998 1997 1996
                                                                 ---- ---- ----
      U.S. sources.............................................. $112 $ 94 $105
      Foreign sources...........................................   19   28   28
                                                                 ---- ---- ----
      Income before taxes and extraordinary items............... $131 $122 $133
                                                                 ==== ==== ====

   The provision (benefit) for income taxes is as follows (in millions):

                                                                  Years Ended
                                                                  December 31,
                                                                 ---------------
                                                                 1998 1997  1996
                                                                 ---- ----  ----
      Current:
        United States........................................... $13  $13   $30
        Foreign.................................................   8   10    10
        State...................................................   1   (1)    4
                                                                 ---  ---   ---
          Total current.........................................  22   22    44
                                                                 ---  ---   ---
      Deferred:
        United States...........................................  22   17     2
        Foreign.................................................   1  --     (2)
        State...................................................   1    1     1
                                                                 ---  ---   ---
          Total deferred........................................  24   18     1
                                                                 ---  ---   ---
          Total tax provision................................... $46  $40   $45
                                                                 ===  ===   ===

   Following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the tax provision reflected in the accompanying Statements of Income (in millions):

                                                                Years Ended
                                                                December 31,
                                                               ----------------
                                                               1998  1997  1996
                                                               ----  ----  ----
      Tax provision at U.S. Federal income tax rate........... $46   $43   $47
      State taxes, net of Federal benefit.....................   1   --      3
      U.S. tax on foreign subsidiaries earnings............... --    --      1
      Reduction in valuation allowance........................ --     (2)   (2)
      Other...................................................  (1)   (1)   (4)
                                                               ---   ---   ---
          Total tax provision................................. $46   $40   $45
                                                               ===   ===   ===

   Case Credit had previously established valuation allowances for deferred tax assets for which realization was uncertain. Case Credit has not recorded valuation allowances against deferred tax assets in tax jurisdictions where Case and Case Credit have been profitable as management believes it is more likely than not that such assets will be realizable. Deferred tax assets are included in "Other assets" on the accompanying Balance Sheets. The Company had valuation allowances in certain tax jurisdictions where future profitability was uncertain. During 1996, Case Credit reversed a portion of the valuation allowance as Case Credit affiliates generated income to support such a reduction. In 1997, the remaining valuation allowances were reversed in full.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   The components of the net deferred tax assets/(liabilities) are as follows (in millions):

                                                                 Years Ended
                                                                December 31,
                                                                --------------
                                                                 1998    1997
                                                                ------  ------
      Deferred tax assets/(liabilities):
        Allowance for credit losses............................ $   12  $   10
        Deferred gains on receivables..........................    (34)    (16)
        Accrued expenses.......................................      3       2
        Leasing adjustments....................................      5       4
        Depreciation...........................................    (18)     (4)
        Other..................................................     (1)      1
                                                                ------  ------
          Net deferred tax liabilities......................... $  (33) $   (3)
                                                                ======  ======

Note 8: Financial Instruments

 Fair Market Value of Financial Instruments

   The estimated fair market values of financial instruments that do not approximate the carrying values in the financial statements are as follows (in millions):

                                                          December 31,
                                                 -------------------------------
                                                      1998            1997
                                                 --------------- ---------------
                                                 Carrying  Fair  Carrying  Fair
                                                  Amount  Value   Amount  Value
                                                 -------- ------ -------- ------
      Notes receivable..........................  $2,476  $2,494  $1,978  $1,982
      Long-term debt............................   2,108   2,106     735     735

   The fair value of notes receivable was based on discounting the estimated future payments of fixed-rate receivables at prevailing market rates. The fair value of the interest only strip component of the "Due from Trusts" included in total receivables was based on loss, prepayment and interest rate assumptions approximating those currently experienced by the Company. The carrying amount of floating-rate receivables was assumed to approximate its fair market value. The fair value of fixed-rate, long-term debt was based on the market value of debt with similar maturities and interest rates; the carrying amount of floating-rate, long-term debt was assumed to approximate its fair value. The carrying amount and fair value of derivatives was not material.

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

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

   The weighted-average pay and receive rates for the swaps outstanding at December 31, 1998, were 5.55% and 5.10%, respectively, at a notional amount of approximately $347 million. The weighted-average pay and receive rates for the swaps outstanding at December 31, 1997, were 5.99% and 4.76%, respectively.

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

   Premiums paid for interest rate cap agreements purchased and sold are included in "Other assets" and "Accounts payable and other accrued liabilities," respectively, in the accompanying Balance Sheets, and are amortized to interest expense over the terms of the agreements. Amounts receivable or payable under cap agreements are recognized in net income as adjustments to interest expense over the term of the related debt. If interest rate cap agreements are terminated due to the underlying debt being extinguished, in conjunction with an ABS transaction, any resulting gain or loss is recognized in net income as a component of "Net gain on retail notes sold" at the time of the termination.

   At December 31, 1998, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $55 million. At December 31, 1997, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $57 million.

 Treasury Rate Lock Agreements

   A Treasury rate lock is a commitment to either purchase or sell the designated financial instrument at a future date (the determination date) for a specified price (the reference yield). The purpose of this instrument is to protect fixed-rate debt from fluctuations in the yield of the Treasury Note that forms the basis of pricing the debt. As of December 31, 1998, Case Credit had entered into $125 million of Treasury rate locks based on two-year Treasury Notes at a weighted-average yield of 4.59%. At December 31, 1997, Case Credit had Treasury Rate locks with a notional value of $150 million, based on two- and three-year Treasury Notes, at a weighted-average yield of 5.75%.

Note 9: Related Party Transactions

   Case Credit receives compensation from Case for retail contracts that were created under certain low-rate financing programs and interest waiver programs offered by Case. The amount of such compensation not yet

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES paid by Case as of December 31, 1998 and 1997, was $10 million, and is included in "Affiliated receivables" on the accompanying Balance Sheets.

   Operating expenses include charges from Case for administrative expenses related to employees who perform specific functions for Case Credit. Such charges amounted to $24 million, $18 million, and $20 million for the years ended December 31, 1998, 1997 and 1996, respectively. Management believes that these charges reasonably reflect the actual costs of services provided.

Note 10: Commitments and Contingencies

 Legal Matters

   The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on Case Credit's financial position or results of operations.

 Commitments

   Commitments under capital and operating leases are not significant to the financial statements. Total rental expense for operating leases was minimal for the years ended December 31, 1998, 1997 and 1996.

Note 11: Segment and Geographical Information

   The Company's reportable segments are strategic business units that are organized around differences in geographic areas. Each segment is managed separately as they require different knowledge of regulatory environments and marketing strategies.

   Each of Case Credit's segments provides financing for retail installment sales contracts and leases. These financing arrangements are established in conjunction with the purchase or lease of new and used Case farm and construction equipment and other new and used products to end-use customers. The North American segments also include commercial lending within the equipment industry, multiple lines of insurance products and private-label credit cards.

   The accounting policies of the segments are described in Note 2, "Summary of Significant Accounting Policies." Case Credit evaluates segment performance based on segment profit, defined as segment net income before extraordinary items. Transfers between segments are accounted for at market value.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   A summary of Case Credit's reportable segment and geographical information is set forth in the following table (in millions):

                                                           Years Ended December
                                                                   31,
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
      Revenues:
        United States..................................... $  315 $  219 $  196
        Canada............................................     42     36     36
        Australia.........................................     20     17     12
                                                           ------ ------ ------
          Total........................................... $  377 $  272 $  244
                                                           ====== ====== ======
      Interest expense:
        United States..................................... $  113 $   75 $   54
        Canada............................................     21     12     10
        Australia.........................................      9     11      8
                                                           ------ ------ ------
          Total........................................... $  143 $   98 $   72
                                                           ====== ====== ======
      Segment profit:
        United States..................................... $   75 $   64 $   69
        Canada............................................      6     15     17
        Australia.........................................      4      3      2
                                                           ------ ------ ------
          Total........................................... $   85 $   82 $   88
                                                           ====== ====== ======
      Depreciation and amortization:
        United States..................................... $   42 $   22 $   11
        Canada............................................      3      2      1
                                                           ------ ------ ------
          Total........................................... $   45 $   24 $   12
                                                           ====== ====== ======
      Expenditures for additions to long-lived assets*:
        United States..................................... $  321 $   92 $   67
        Canada............................................     13      9      6
                                                           ------ ------ ------
          Total........................................... $  334 $  101 $   73
                                                           ====== ====== ======
      Segment assets (at the end of the year):
        United States..................................... $2,220 $1,733 $1,064
        Canada............................................    543    383    308
        Australia.........................................    488    225    185
        Other.............................................      9     21    --
                                                           ------ ------ ------
          Total........................................... $3,260 $2,362 $1,557
                                                           ====== ====== ======
      Long-lived assets* (at the end of the year):
        United States..................................... $  448 $  169 $   93
        Canada............................................     23     13      6
                                                           ------ ------ ------
          Total........................................... $  471 $  182 $   99
                                                           ====== ====== ======

--------
*  Includes equipment on operating leases and property, plant, and equipment.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(Concluded)


Note 12: Subsequent Events

   In January 1999, Case Credit filed a shelf registration statement with the Securities and Exchange Commission, pursuant to which it may issue up to $800 million of debt securities.

   In February 1999, Case Credit's Australian subsidiary, Case Credit Australia Pty Ltd, issued A$175 million of floating- and fixed-rate medium-term notes under its A$600 million medium-term note program that was established in October 1997. The floating-rate notes have a maturity of two years and bear interest based on the three-month Australian Bank Bill Swap Reference Rate. The fixed-rate notes have a maturity of 30 months and an interest rate of 5.75%.

   In February 1999, Case Credit issued an aggregate of $250 million of its fixed-rate, medium-term notes, with maturities of two to three years and interest rates ranging from 5.85% to 6.15% pursuant to the Company's shelf registration statements filed with the Securities and Exchange Commission in May 1998 and September 1997.

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

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULE INCLUDED IN ITEM 14

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

 Schedule I   Condensed financial information of registrant

 Schedule II  Valuation and qualifying accounts

 Schedule III Real estate and accumulated depreciation

 Schedule IV  Mortgage loans on real estate

 Schedule V   Supplemental Information Concerning Property
              Casualty Insurance Operations

                                   EXHIBITS

   A list of the exhibits included as part of this Form 10-K is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

                              REPORTS ON FORM 8-K

   For the fiscal quarter ended December 31, 1998, Case Credit Corporation filed a Current Report on Form 8-K dated October 21, 1998, for the purpose of announcing its unaudited financial results for the quarter ended September 30, 1998.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Case Credit Corporation

                                                    /s/Andrew E. Graves
                                          By: _________________________________
                                                      Andrew E. Graves
                                                President and Chief Executive
                                                           Officer

Date: March 1, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                 Signature                                     Title
                 ---------                                     -----


         /s/ Andrew E. Graves               Principal Executive Officer and Director
___________________________________________
             Andrew E. Graves

         /s/ Robert A. Wegner               Principal Financial and Accounting Officer
___________________________________________   and Director
             Robert A. Wegner

        /s/ Theodore R. French              Director
___________________________________________
            Theodore R. French


Date: March 1, 1999

   Supplemental Information To Be Furnished With Reports Filed Pursuant to
Section 15(d) Of The Act By Registrants Which Have Not Registered Securities Pursuant To Section 12 Of The Act.

   No annual report to security holders covering the registrant's fiscal year ended December 31, 1998, or any proxy material has been sent to the registrant's security holders.

                                 EXHIBIT INDEX

                                                                     Sequential
   Exhibit                                                              Page
   Number                    Description of Exhibit                   Numbers
   -------                   ----------------------                  ----------

 3(a)        Certificate of Incorporation of Case Credit
             Corporation, dated January 26, 1993. (Filed as
             Exhibit 3(a) to the Company's Registration Statement
             No. 33-80775, and incorporated herein by reference.)
 3(b)        By-Laws of Case Credit Corporation, adopted January
             26, 1993. (Filed as Exhibit 3(b) to the Company's
             Registration Statement No. 33-80775, and incorporated herein by reference.)
 4(a)(1)     Indenture between Case Credit Corporation, Case
             Corporation and The Bank of New York, dated as of February 1, 1996. (Filed as Exhibit 4.1 to the
             Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.)
 4(a)(2) 6 1/8% Note due 2003 of Case Credit Corporation issued pursuant to the Indenture, dated as of February 1, 1996, between Case Credit Corporation,
             Case Corporation and The Bank of New York. (Filed as
             Exhibit 4.2 to the Company's Quarterly Report on Form
             10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.)
 4(a)(3)     Resolutions of the Board of Directors of Case Credit
             Corporation authorizing the public offering of debt securities of Case Credit Corporation in an aggregate principal amount of up to $300,000,000. (Filed as Exhibit 4(c) to the Company's Registration Statement
             No. 33-80775, and incorporated herein by reference.)
 4(a)(4)     Resolutions of the Board of Directors of Case
             Corporation authorizing the Support Agreement and/or
             $300,000,000 Guarantee for Case Credit Corporation
             Debt Offering. (Filed as Exhibit 4(d) to the
             Company's Registration Statement No. 33-80775, and incorporated herein by reference.)
 4(b)(1)     Indenture between Case Credit Corporation and The
             Bank of New York, dated as of October 1, 1997. (Filed as Exhibit 4(a) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)
 4(b)(2)     Resolutions to the Board of Directors of Case Credit
             Corporation authorizing the public offering of debt securities of Case Credit Corporation in an aggregate principal amount of up to $700,000,000. (Filed as Exhibit 4(c) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)
 4(b)(3) Form of Medium-Term Note, Series A (Fixed Rate) due from 9 months to 30 years from the date of issue.
             (Filed as Exhibit 4.1 to the Form 8-K dated December
             19, 1997, and incorporated herein by reference.)
 4(b)(4) Form of Medium-Term Note, Series A (Floating Rate) due from 9 months to 30 years from date of issue.
             (Filed as Exhibit 4.2 to the Form 8-K dated December
             19, 1997, and incorporated herein by reference.)
 4(b)(5)     Action of Authorized Officers of Case Credit
             Corporation, dated December 8, 1997, establishing the
             Medium-Term Notes, Series A. (Filed as Exhibit 4.3 to the Form 8-K dated December 19, 1997, and incorporated herein by reference.)
 4(b)(6)     Officers' Certificate and Company Order of Case
             Credit Corporation, dated December 8, 1997, related to the Medium-Term Notes, Series A. (Filed as Exhibit
             4.4 to the Form 8-K dated December 19, 1997 and incorporated herein by reference.)

                                                                     Sequential
   Exhibit                                                              Page
   Number                    Description of Exhibit                   Numbers
   -------                   ----------------------                  ----------

 4(c)(1)     Resolutions of the Board of Directors of Case Credit
             Corporation authorizing the public offering of debt securities of Case Credit Corporation in an aggregate principal amount of up to $1,000,000,000. (Filed as Exhibit 4(a) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.)
 4(c)(2) Form of Medium-Term Note, Series B (Fixed Rate) due from 9 months to 30 years from the date of issue.
             (Filed as Exhibit 4(b) to the Company's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.)
 4(c)(3) Form of Medium-Term Note, Series B (Floating Rate) due from 9 months to 30 years from the date of issue.
             (Filed as Exhibit 4(c) to the Company's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.)
 4(c)(4)     Action of Authorized Officers of Case Credit
             Corporation, dated July 27, 1998, establishing the
             Medium-Term Notes, Series B. (Filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.)
 4(c)(5)     Officers' Certificate and Company Order of Case
             Credit Corporation, dated July 27, 1998, related to the Medium-Term Notes, Series B. (Filed as Exhibit
             4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.)
 4(d)        Indenture, dated as of November 10, 1998, among Case
             Credit Ltd., Case Credit Corporation, as guarantor, and Montreal Trust Company, as trustee, as supplemented by the First Supplemental Indenture, dated as of November 10, 1998.
 4(e) Case Credit hereby agrees to furnish to the Securities Exchange Commission, upon its request, the instruments with respect to certain indebtedness issued by it and its subsidiaries, which indebtedness does not exceed 10% of Case Credit's total consolidated assets.
 10(a)       Support Agreement, dated January 10, 1996, between
             Case Corporation and Case Credit Corporation. (Filed as Exhibit 10(a) to the Company's Registration
             Statement No. 33-80775, and incorporated herein by reference.)
 10(b)(1)    Revolving Credit and Guarantee Agreement, dated as of
             August 23, 1996, among Case Credit Corporation, certain Foreign Subsidiary Borrowers from time to time parties thereto, the Lenders parties thereto, the Co-Agents and Lead Managers named therein, and The Chase Manhattan Bank, as Administrative Agent.
             (Filed as Exhibit 10(a) to the Company's Quarterly
             Report on Form 10-Q for the quarter ended September
             30, 1996, and incorporated herein by reference.)
 10(b)(2) First Amendment, dated as of November 21, 1996, to the Revolving Credit and Guarantee Agreement dated as of August 23, 1996, among Case Credit Corporation, certain Foreign Subsidiary Borrowers from time to time parties thereto, the Lenders parties thereto, the Co-Agents and Lead Managers named therein, and The Chase Manhattan Bank, as Administrative Agent.
             (Filed as Exhibit 10(c) to the Company's Annual
             Report for the year ended December 31, 1996, and incorporated herein by reference.)
 10(b)(3)    Second Amendment, dated as of August 25, 1997, to the
             Revolving Credit and Guarantee Agreement, dated as of August 23, 1996 among Case Credit Corporation, certain foreign Subsidiaries from time to time parties thereto, the Lenders parties thereto, the Co-
             Agents and Lead Managers named therein, and The Chase
             Manhattan Bank, as Administrative Agent. (Filed as
             Exhibit 10(a) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)

                                                                     Sequential
   Exhibit                                                              Page
   Number                    Description of Exhibit                   Numbers
   -------                   ----------------------                  ----------

 10(c)(1)    Revolving Credit Agreement, dated as of August 23,
             1996, among Case Credit Ltd., the Lenders parties
             thereto, the Canadian Imperial Bank of Commerce, as
             Co-Agent, and The Bank of Nova Scotia, as Agent.
             (Filed as Exhibit 10(b) to the Company's Quarterly
             Report on Form 10-Q for the quarter ended September
             30, 1996, and incorporated herein by reference.)
 10(c)(2)    First Amendment, dated as of November 21, 1992, to
             the Revolving Credit Agreement, dated as of August
             23, 1996, among Case Credit Ltd., the Lenders parties
             thereto, the Canadian Imperial Bank of Commerce, as
             Co-Agent, and The Bank of Nova Scotia, as
             Administrative Agent. (Filed as Exhibit 10(e) to the
             Company's Annual Report for the year ended December
             31, 1996, and incorporated herein by reference.)
 10(c)(3)    Second Amendment, dated as of August 25, 1997, to the
             Revolving Credit Agreement, dated as of August 23,
             1996, among Case Credit Ltd., the Lenders parties
             thereto, Canadian Imperial Bank of Commerce, as Co-
             Agent, and The Bank of Nova Scotia, as Administrative
             Agent (Filed as Exhibit 10(b) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1997, and incorporated herein by
             reference.)
 10(d)(1)    Deed of Guarantee and Negative Pledge, dated October
             17, 1997, executed by Case Credit Corporation
             pursuant to which Case Credit Corporation guarantees
             certain indebtedness of Case Credit Australia Pty Ltd
             (Filed as Exhibit 10(c) to the Company's Quarterly
             Report on Form 10-Q for the Quarter ended September
             30, 1997, and incorporated herein by reference.)
 10(d)(2)    Bill Facility Agreement, dated October 17, 1997,
             between Case Credit Australia Pty Ltd, the lenders
             parties thereto, and National Australia Bank Limited,
             as Agent (Filed as Exhibit 10(d) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1997, and incorporated herein by
             reference.)
 10(d)(3)    Deed Poll, dated October 17, 1997, executed by Case
             Credit Australia Pty Ltd, pursuant to which Case
             Credit Australia Pty Ltd may from time to time issue
             medium term notes (Filed as Exhibit 10(e) to the
             Company's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1997, and incorporated
             herein by reference.)
 10(e)(1)    Liquidity Agreement dated as of June 23, 1994, among
             Case Equipment Loan Trust 1994-B, the Lenders named
             therein, the Co-Agents named therein, and Chemical
             Bank, as U.S. Agent. (Filed as Exhibit 10(a)(3) of
             Case Corporation's Registration Statement No. 33-
             82158, and incorporated herein by reference.)
 10(e)(2)    Second Amendment and Consent, dated as of August 28,
             1996, among Case Equipment Loan Trust 1994-B, the
             Lenders parties thereto, the Co-Agents named therein
             and The Chase Manhattan Bank, as Administrative
             Agent, amending the Liquidity Agreement, dated as of
             June 23, 1994, as previously amended, among Case
             Equipment Loan Trust 1994-B, the Lenders parties
             thereto, and The Chase Manhattan Bank (f/k/a Chemical
             Bank), as Administrative Agent. (Filed as Exhibit
             10(c) to the Company's Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1996, and
             incorporated herein by reference.)
 12          Computation of Ratio of Earnings to Fixed Charges.
 23          The consent of Arthur Andersen LLP, Independent
             Public Accountants for Case Credit Corporation
             (Milwaukee, Wisconsin).