Form 10-Q
period 1999-03-31
CASE CREDIT CORP
filed 1999-05-12
CIK 1005319

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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

   Common Stock, par value $5.00 per share: 200 shares outstanding as of April 30, 1999, all of which are owned by Case Capital Corporation.

   The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I--Financial Information
Case Credit Corporation and Consolidated Subsidiaries
  Statements of Income.....................................................   3
  Balance Sheets...........................................................   4
  Statements of Cash Flows.................................................   5
  Statements of Changes in Stockholder's Equity............................   6
  Notes to Financial Statements............................................   7
  Management's Analysis of Results of Operations...........................   9
Part II--Other Information
  Item 1. Legal Proceedings................................................   *
  Item 2. Changes in Securities............................................   *
  Item 3. Defaults Upon Senior Securities..................................   *
  Item 4. Submission of Matters to a Vote of Security Holders..............   *
  Item 5. Other Information................................................   *
  Item 6. Exhibits and Reports on Form 8-K.................................  12

--------
* No response to this item is included herein for the reason that it is inapplicable, is not required pursuant to General Instruction H of Form 10-Q, or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (In millions)
                                  (Unaudited)

                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
Revenues:
  Finance income earned on retail and other notes and finance
   leases...................................................... $    40 $    30
  Lease income on operating leases.............................      23      11
  Net gain on retail notes sold................................      17      20
  Securitization and servicing fee income......................      12       9
  Interest income from Case Corporation........................      11       5
  Other income.................................................       6       1
                                                                ------- -------
      Total revenues...........................................     109      76
Expenses:
  Interest expense.............................................      45      29
  Operating expenses:
    Depreciation of equipment on operating leases..............      16       7
    Fees charged by Case Corporation...........................       8       6
    Administrative and operating expenses......................       4       3
    Provision for credit losses................................       4       1
    Other......................................................       1     --
                                                                ------- -------
      Total operating expenses.................................      33      17
                                                                ------- -------
      Total expenses...........................................      78      46
                                                                ------- -------
Income before taxes............................................      31      30
Income tax provision...........................................      11      11
                                                                ------- -------
Net income..................................................... $    20 $    19
                                                                ======= =======


  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                        (In millions, except share data)
                                  (Unaudited)

                                                         March 31, December 31,
                                                           1999        1998
                                                         --------- ------------
                         ASSETS
Cash and cash equivalents...............................  $   28      $   35




Retail and other notes and finance leases...............   2,454       2,216
Due from Trusts.........................................     296         289
                                                          ------      ------
    Total receivables...................................   2,750       2,505
Allowance for credit losses.............................     (32)        (29)
                                                          ------      ------
    Total receivables--net..............................   2,718       2,476

Affiliated receivables..................................       4          51

Equipment on operating leases, at cost..................     571         531
Accumulated depreciation................................     (76)        (63)
                                                          ------      ------
    Net equipment on operating leases...................     495         468

Property and equipment, at cost.........................       5           5
Accumulated depreciation................................      (2)         (2)
                                                          ------      ------
    Net property and equipment..........................       3           3

Other assets............................................     276         227
                                                          ------      ------
    Total...............................................  $3,524      $3,260
                                                          ======      ======
          LIABILITIES AND STOCKHOLDER'S EQUITY
Short-term debt.........................................  $  256      $  550
Accounts payable and other accrued liabilities..........     159         124
Deposits withheld from dealers..........................      15          17
Long-term debt..........................................   2,610       2,108
                                                          ------      ------
    Total liabilities...................................   3,040       2,799
                                                          ------      ------
Minority interest.......................................       2           2
Stockholder's equity:
  Common Stock, $5 par value, 200 shares authorized,
   issued and outstanding...............................     --          --
  Paid-in capital.......................................     269         269
  Accumulated other comprehensive income................     (21)        (24)
  Retained earnings.....................................     234         214
                                                          ------      ------
    Total stockholders equity...........................     482         459
                                                          ------      ------
    Total...............................................  $3,524      $3,260
                                                          ======      ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (In millions)
                                  (Unaudited)

                                                                     Three
                                                                    Months
                                                                     Ended
                                                                   March 31,
                                                                   ---------
                                                                  1999   1998
                                                                  -----  -----
Operating activities:
  Net income..................................................... $  20  $  19
  Adjustments to reconcile net income to net cash provided (used)
   by operating activities:
    Depreciation and amortization................................    16      9
    Net gain on retail notes sold................................   (17)   (20)
    Changes in components of working capital:
      (Increase) decrease in other assets........................    (2)   (30)
      Increase (decrease) in accounts payable and other accrued
       liabilities...............................................    33    (46)
      Other, net.................................................     5      2
                                                                  -----  -----
        Net cash provided (used) by operating activities.........    55    (66)
                                                                  -----  -----
Investing activities:
  Cost of receivables acquired...................................  (779)  (665)
  Proceeds from sales of receivables.............................   422    415
  Collections of receivables.....................................   179    326
  Purchase of equipment on operating leases......................   (42)   (36)
        Increase in investments in other assets..................   (47)   (30)
                                                                  -----  -----
        Net cash provided (used) by investing activities.........  (267)    10
                                                                  -----  -----
Financing activities:
  Proceeds from the issuance of long-term debt...................   491    279
  Net decrease in short-term debt and revolving credit
   facilities....................................................  (286)  (263)
                                                                  -----  -----
        Net cash provided (used) by financing activities.........   205     16
                                                                  -----  -----
Decrease in cash and cash equivalents............................    (7)   (40)
Cash and cash equivalents, beginning of period...................    35     67
                                                                  -----  -----
Cash and cash equivalents, end of period......................... $  28  $  27
                                                                  =====  =====
Cash paid during the period for interest......................... $  31  $  37
                                                                  =====  =====
Cash paid during the period for taxes............................ $   7  $  14
                                                                  =====  =====

   The accompanying notes to financial statements are an integral part of these Statements of Cash Flows.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (In millions)
                                  (Unaudited)

                                                                                           Accumulated
                                                                                              Other
                                                                  Common Paid-in Retained Comprehensive        Comprehensive
                                                                  Stock  Capital Earnings    Income     Total     Income
                                                                  ------ ------- -------- ------------- -----  -------------
Balance, December 31, 1997.......................................  $--    $244     $129       $(16)     $357
Comprehensive income:
  Net income.....................................................   --     --        85        --         85        $85
  Translation adjustment.........................................   --     --       --          (8)       (8)        (8)
                                                                                                                    ---
    Total........................................................                                                   $77
                                                                                                                    ===
Capital contribution from Case Capital...........................   --      25      --         --         25
                                                                   ----   ----     ----       ----      ----
Balance, December 31, 1998.......................................   --     269      214        (24)      459
Comprehensive income:
  Net income.....................................................   --     --        20        --         20        $20
  Translation adjustment.........................................   --     --       --           3         3          3
                                                                   ----   ----     ----       ----      ----        ---
    Total........................................................                                                   $23
                                                                                                                    ===
Balance, March 31, 1999..........................................  $--    $269     $234       $(21)     $482
--------------------------------------------------
                                                                   ====   ====     ====       ====      ====


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

   In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of March 31, 1999, and the results of operations, changes in stockholder's equity and cash flows for the periods indicated. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998. Interim financial results are not necessarily indicative of operating results for an entire year.

   Certain reclassifications have been made to conform the prior years' financial statements to the 1999 presentation.

(2) Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement must be adopted no later than January 1, 2000, although earlier application is permitted. The Company is currently evaluating the impact of adopting SFAS No. 133.

   Effective January 1, 1999, the Company adopted Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." The Company's accounting for the costs of start-up activities is consistent with the guidelines established in the SOP and, as a result, the adoption of this statement had no effect on the Company's financial position or results of operations.

(3) Asset-Backed Securitizations

   During the first quarter of 1999, limited-purpose business trusts organized by Case Credit issued $760 million of asset-backed securities to outside investors. As of March 31, 1999, Case Credit had sold $400 million of retail notes to the trusts in connection with these issuances. During the first quarter of 1998, limited-purpose business trusts organized by Case Credit issued $614 million of asset-backed securities to outside investors. As of March 31, 1998, Case Credit had sold $439 million of retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes were used to repay outstanding debt and to finance additional receivables.

(4) Long-Term Debt

   During the first quarter of 1999, Case Credit issued an aggregate of $250 million of its medium-term notes pursuant to its $1 billion shelf registration statement filed with the Securities and Exchange Commission in May 1998. These fixed-rate notes have maturities that range between 2 and 3 years and bear interest between 5.85% and 6.15%. The net proceeds from these issuances were used to fund Case Credit's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

   During the first quarter of 1999, Case Credit's Canadian subsidiary, Case Credit Ltd, issued C$200 million of its medium-term notes pursuant to a short-form prospectus and prospectus supplement filed with the Canadian

Securities Administrators in the fourth quarter of 1998. These notes mature in June 2001 and bear interest at 6.3%. The net proceeds from this issuance were used to fund Case Credit Ltd's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

   During the first quarter of 1999, Case Credit Australia Pty Ltd issued A$175 million of its medium-term notes pursuant to its medium-term note program. These notes have maturities that range from twenty-four to thirty months and bear interest based on BBSW for the floating rate notes, and 5.75% for the fixed rate notes. The net proceeds from this issuance were used to fund Case Credit Australia Pty Ltd's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

(5) Income Taxes

   On a consolidated basis, the Company's 1999 first quarter effective tax rate of 35% was equal to the U.S. statutory rate. The Company's 1998 first quarter effective tax rate of 37% was higher than the U.S. statutory rate primarily due to state income taxes and foreign income taxed at different rates.

(6) Accumulated Other Comprehensive Income

   Accumulated other comprehensive income consists solely of cumulative translation adjustment as of March 31, 1999 and December 31, 1998, as follows (in millions):

                                                          March 31, December 31,
                                                            1999        1998
                                                          --------- ------------
        Cumulative translation adjustment................   $(21)       $(24)
                                                            ====        ====

(7) Subsequent Events

   On May 5, 1999, the Company issued an aggregate of $125 million of its medium-term notes pursuant to its registration statement filed with the Securities and Exchange Commission in January 1999. These floating-rate notes bear interest based on LIBOR (with an initial interest rate of 5.2%) and mature on May 5, 2000. The net proceeds from this issuance were used to fund Case Credit's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998

 Net Income

   Net income for the first quarter of 1999 was $20 million as compared to $19 million for the first quarter of 1998 primarily due to higher finance income earned on retail notes and finance leases and increased operating lease income. These increases were partially offset by an increase in the Company's credit loss provision as a result of the significant growth in Case Credit's serviced portfolio. In addition, 1999 first quarter operating results reflect increased interest expense due to higher average on-balance-sheet receivables and increased equipment on operating leases and higher operating expenses in support of Case Capital's growth initiatives including increased depreciation expense for equipment on operating leases and support of Case Capital's growth initiatives.

 Revenues

   Case Credit reported total revenues of $109 million for the first quarter of 1999, up $33 million from prior year levels. Finance income earned on retail and other notes and finance leases increased to $40 million in the first three months of 1999 as compared to $30 million for the same period in 1998, primarily due to increased levels of on-balance-sheet receivables. In addition, operating lease income increased $12 million to a total of $23 million for the first quarter of 1999, reflecting the growth in Case Credit's operating lease portfolio.

 Expenses

   Interest expense for the first three months of 1999 was $45 million, up $16 million from the $29 million reported in the first three months of 1998. The increase in interest expense resulted from higher average debt levels during the first quarter of 1999 as compared to the first quarter of 1998, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

   Operating expenses increased $16 million to a total of $33 million in the first quarter of 1999 as compared to the first quarter of 1998. This increase primarily resulted from a $9 million increase in depreciation expense for equipment on operating leases relating to the Company's larger operating lease portfolio, and a $3 million increase in Case Credit's loss provision as a result of a higher loss-to-liquidation ratio during the first quarter of 1999, combined with the significant growth in Case Credit's serviced portfolio.

 Serviced Portfolio

   During the first quarter of 1999, Case Credit's serviced portfolio of receivables increased 32% over the same time last year to a record $7.0 billion. Growth in the quarter resulted from Case Credit's focus on new markets and new products, including retail financing through Case Credit's European joint venture, Case Credit Europe S.A.S. Gross receivables originated in the first quarter of 1999 increased 16% for a total of $1 billion versus the same period in 1998.

   During the first quarter of 1999, limited-purpose business trusts organized by Case Credit issued $760 million of asset-backed securities to outside investors. As of March 31, 1999, Case Credit had sold $400 million of retail notes to the trusts in connection with these issuances. During the first quarter of 1998, limited-purpose business trusts organized by Case Credit issued $614 million of asset-backed securities to outside investors. As of March 31, 1998, Case Credit had sold $439 million of retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes were used to repay outstanding debt and to finance additional receivables.

 Year 2000

   As used in this "Year 2000" disclosure, the "Company," or "Case" refers to Case Corporation and its consolidated subsidiaries, including Case Credit Corporation and its subsidiaries ("Case Credit"). In addition, all references to Case Industrial reflect the consolidation of all majority-owned subsidiaries, excluding Case Credit.

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

   The Company believes, based upon its review and efforts to date, that external and internal remediation costs to be incurred for the modification of internal-use software to address Year 2000 issues will, in the aggregate, approximate $45 million to $50 million. As Case Industrial and Case Credit share many technology resources and internal-use systems, all the remediation costs to address Year 2000 issues will be borne by Case Industrial. As of March 31, 1999, Case Industrial has incurred approximately $27 million of costs for Year 2000 remediation, and the Company currently anticipates that remaining Year 2000 remediation costs will approximate $17 million for the balance of 1999 and $3 million in 2000. These cost estimates include the costs of external contractors, non-capitalizable purchases of software and hardware, and the direct cost of internal employees working on Year 2000 projects. Case maintains a process that tracks the cost and time of external contractors. However, the Company does not separately track its own internal costs incurred for the Year 2000 project. Internal costs are compiled principally from the related payroll records for those personnel directly working on the Year 2000 effort. The Company's cost estimate does not include the cost of implementing contingency plans, which are in the process of being developed, and also does not include any potential litigation or warranty costs related to Year 2000 issues if the Company's remediation efforts are not successful.

   Case has also undertaken a program to alert its suppliers and dealers of Year 2000 issues. Based on its contacts with suppliers and dealers, the Company believes that a majority of our most important suppliers are Year 2000 compliant, and the Company anticipates that most of its dealers will be Year 2000 compliant by mid-1999. Case will continue to work with its remaining suppliers and its dealers throughout 1999 to secure Year 2000 compliance by December 31, 1999. Based on third-party representations and internal testing, and subject to the Company's ongoing compliance efforts, the costs and uncertainties relating to timely resolution of Year 2000 issues applicable to the Company's business and operations are not reasonably expected by the Company to have a material adverse effect on Case's financial position, cash flows or results of operations. For those suppliers and dealers that have not adequately responded to our Year 2000 concerns, we are following-up to ultimately achieve an acceptable level of compliance within our supply chain. As there can be no assurance that an acceptable level of Year 2000 compliance will be achieved, Case is in the process of developing contingency plans to address potential issues.

   Case has completed all steps with regard to Year 2000 compliance that it considers necessary regarding its agricultural and construction equipment and, as a result, the Company has no information to suggest that its agricultural and construction equipment is not Year 2000 compliant. The Company believes, based on its review and testing, that products purchased from Case will accurately determine chronological dates and accurately perform all calculations and data manipulations based upon such dates.

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

 Interest Rate Risk Management

   The Company uses derivative financial instruments to manage its interest rate exposures. Case Credit does not hold or issue financial instruments for trading purposes. For information regarding Case Credit's interest rate risk management, reference is made to Item 7 and Note 8 to the Case Credit Financial Statements in the Companys 1998 Annual Report on Form 10-K. There has been no material change in the Company's market risk exposures that affect the quantitative and qualitative disclosures as presented as of December 31, 1998.

                           PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

 (a) Exhibits.

   A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

 (b) Reports on Form 8-K.

   In a Current Report filed on Form 8-K dated January 26, 1999, the Company reported the issuance of a press release disclosing, among other things, 1998 financial results.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CASE CREDIT CORPORATION

                                          By /s/  Robert A. Wegner
                                          _____________________________________
                                                    Robert A. Wegner
                                             Senior Vice President and Chief
                                              Financial Officer (Principal
                                             Financial Officer andAuthorized
                                                Signatory for Case Credit
                                                      Corporation).

Date: May 12, 1999

                                 EXHIBIT INDEX

                                                                     Sequential
 Exhibit                                                                Page
 Number                    Description of Exhibit                     Numbers
 -------                   ----------------------                    ----------
  4(a)   Resolutions of the Board of Directors of Case Credit
         Corporation authorizing the public offering of debt
         securities of Case Credit Corporation in an aggregate
         principal amount of up to $800,000,000.
  4(b)   Form of Medium-Term Note, Series C (Fixed Rate) due from
         9 months to 30 years from the date of issue.
  4(c)   Form of Medium-Term Note, Series C (Floating Rate) due
         from 9 months to 30 years from the date of issue.
  4(d)   Action of Authorized Officers of Case Credit Corporation,
         dated April 21, 1999, establishing the Medium-Term Notes,
         Series C.
  4(e)   Officers Certificate and Company Order of Case Credit
         Corporation, dated April 21, 1999, related to the Medium-
         Term Notes, Series C.
   12    Computation of Ratio of Earnings to Fixed Charges
   27    Financial Data Schedule