Form 10-Q
period 1999-06-30
CASE CREDIT CORP
filed 1999-08-02
CIK 1005319

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

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

   Common Stock, par value $5.00 per share: 200 shares outstanding as of June 30, 1999, all of which are owned by Case Capital Corporation.

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

                         PART I--FINANCIAL INFORMATION

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (In millions)
                                  (Unaudited)

                                                 Three Months     Six Months
                                                Ended June 30,  Ended June 30,
                                                --------------  --------------
                                                 1999    1998    1999    1998
                                                ------- ------- ------- -------
Revenues:
  Finance income earned on retail and other
   notes and finance leases.................... $    47 $   32  $    87 $    62
  Lease income on operating leases.............      25     15       48      26
  Net gain on retail notes sold................      15     13       32      33
  Securitization and servicing fee income......      12     13       24      22
  Interest income from Case Corporation........      11      5       22      10
  Other income.................................       7      2       13       3
                                                ------- ------  ------- -------
      Total revenues...........................     117     80      226     156
Expenses:
  Interest expense.............................      47     31       92      60
  Operating expenses:
    Depreciation of equipment on operating
     leases....................................      17      9       33      16
    Fees charged by Case Corporation...........       9      6       17      12
    Administrative and operating expenses......       5      5        9       8
    Provision for credit losses................       5     --        9       1
    Other......................................      --      2        1       2
                                                ------- ------  ------- -------
      Total operating expenses.................      36     22       69      39
                                                ------- ------  ------- -------
      Total expenses...........................      83     53      161      99
                                                ------- ------  ------- -------
Income before taxes............................      34     27       65      57
Income tax provision...........................      13      9       24      20
                                                ------- ------  ------- -------
Net income..................................... $    21 $   18  $    41 $    37
                                                ======= ======  ======= =======


  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                        (In millions, except share data)
                                  (Unaudited)

                                                          June 30, December 31,
                                                            1999       1998
                                                          -------- ------------
                         ASSETS
Cash and cash equivalents................................  $   34     $   35




Retail and other notes and finance leases................   2,842      2,216
Due from Trusts..........................................     236        289
                                                           ------     ------
    Total receivables....................................   3,078      2,505
Allowance for credit losses..............................     (32)       (29)
                                                           ------     ------
    Total receivables--net...............................   3,046      2,476

Affiliated receivables...................................       7         51

Equipment on operating leases, at cost...................     597        531
Accumulated depreciation.................................     (86)       (63)
                                                           ------     ------
    Net equipment on operating leases....................     511        468

Property and equipment, at cost..........................       6          5
Accumulated depreciation.................................      (2)        (2)
                                                           ------     ------
    Net property and equipment...........................       4          3

Other assets.............................................     334        227
                                                           ------     ------
    Total................................................  $3,936     $3,260
                                                           ======     ======
          LIABILITIES AND STOCKHOLDER'S EQUITY
Short-term debt..........................................  $  748     $  550
Accounts payable and other accrued liabilities...........     158        124
Deposits withheld from dealers...........................      16         17
Long-term debt...........................................   2,507      2,108
                                                           ------     ------
    Total liabilities....................................   3,429      2,799
                                                           ------     ------
Minority interest........................................       1          2
Stockholder's equity:
  Common Stock, $5 par value, 200 shares authorized,
   issued and outstanding................................     --         --
  Paid-in capital........................................     269        269
  Accumulated other comprehensive income.................     (18)       (24)
  Retained earnings......................................     255        214
                                                           ------     ------
    Total stockholder's equity...........................     506        459
                                                           ------     ------
    Total................................................  $3,936     $3,260
                                                           ======     ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (In millions)
                                  (Unaudited)

                                                                 Six Months
                                                                 Ended June
                                                                     30,
                                                                 ----------
                                                                 1999    1998
                                                                ------  ------
Operating activities:
  Net income................................................... $   41  $   37
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
    Depreciation and amortization..............................     34      17
    Net gain on retail notes sold..............................    (32)    (33)
    Changes in components of working capital:
      (Increase) decrease in other assets......................     (7)    (30)
      Increase (decrease) in accounts payables and other
       accrued liabilities.....................................     33     (36)
      Other, net...............................................     34     (10)
                                                                ------  ------
        Net cash provided (used) by operating activities.......    103     (55)
                                                                ------  ------
Investing activities:
  Cost of receivables acquired................................. (1,676) (1,486)
  Proceeds from sales of receivables...........................    868     727
  Collections of receivables...................................    314     513
  Purchase of equipment on operating leases....................    (74)   (189)
  Increase in investments in other assets......................   (101)    (46)
  Investments in joint ventures................................    --        1
  Expenditures for property and equipment......................     (1)    --
                                                                ------  ------
        Net cash provided (used) by investing activities.......   (670)   (480)
                                                                ------  ------
Financing activities:
  Proceeds from issuance of short-term debt....................    125     --
  Proceeds from issuance of long-term debt.....................    493     279
  Net increase (decrease) in short-term revolving credit
   facilities..................................................    (52)    210
                                                                ------  ------
        Net cash provided (used) by financing activities.......    566     489
                                                                ------  ------
Increase (decrease) in cash and cash equivalents...............     (1)    (46)
Cash and cash equivalents, beginning of period.................     35      67
                                                                ------  ------
Cash and cash equivalents, end of period....................... $   34  $   21
                                                                ======  ======
Cash paid during the period for interest....................... $   81  $   52
                                                                ======  ======
Cash paid during the period for taxes.......................... $   11  $   26
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

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (In millions)
                                  (Unaudited)

                                                                                           Accumulated
                                                                                              Other
                                                                  Common Paid-in Retained Comprehensive        Comprehensive
                                                                  Stock  Capital Earnings    Income     Total     Income
                                                                  ------ ------- -------- ------------- -----  -------------
Balance, December 31, 1997.......................................  $--    $244     $129       $(16)     $357
Comprehensive income:
  Net income.....................................................   --     --        85        --         85        $85
  Translation adjustment.........................................   --     --       --          (8)       (8)        (8)
                                                                                                                    ---
    Total........................................................                                                   $77
                                                                                                                    ===
Capital contribution from Case Capital...........................   --      25      --         --         25
                                                                   ----   ----     ----       ----      ----
Balance, December 31, 1998.......................................   --     269      214        (24)      459
Comprehensive income:
  Net income.....................................................   --     --        41        --         41        $41
  Translation adjustment.........................................   --     --       --           6         6          6
                                                                   ----   ----     ----       ----      ----        ---
    Total........................................................                                                   $47
                                                                                                                    ===
Balance, June 30, 1999...........................................  $--    $269     $255       $(18)     $506
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

   In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of June 30, 1999, and the results of operations, changes in shareholder's equity and cash flows for the periods indicated. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998. Interim financial results are not necessarily indicative of operating results for an entire year.

   Certain reclassifications have been made to conform the prior years' financial statements to the 1999 presentation.

(2) Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement must be adopted no later than January 1, 2001, although earlier application is permitted. The Company is evaluating the impact of adopting SFAS No. 133.

   Effective January 1, 1999, the Company adopted Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." The Company's accounting for the costs of start-up activities is consistent with the guidelines established in the SOP and, as a result, the adoption of this statement had no effect on the Company's financial position or results of operations.

(3) Asset-Backed Securitizations

   During the first six months of 1999, limited-purpose business trusts organized by Case Credit issued $912 million of asset-backed securities to outside investors. As of June 30, 1999, Case Credit had sold $887 million of retail notes to the trusts in connection with these issuances. During the first six months of 1998, limited-purpose business trusts organized by Case Credit issued $766 million of asset-backed securities to outside investors. As of June 30, 1998, Case Credit had sold $753 million of retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes during the first six months of 1999 and 1998 were used to repay outstanding debt and to finance additional receivables.

(4) Debt

   During the second quarter of 1999, Case Credit issued $125 million of its medium-term notes pursuant to its $800 million shelf registration statement filed with the Securities and Exchange Commission in January 1999. These floating-rate notes mature in May 2000 and bear interest based on three-month LIBOR (with an initial interest rate of 5.21%). During the first quarter of 1999, Case Credit issued an aggregate of $250 million of its medium-term notes pursuant to its $1 billion shelf registration statement filed with the Securities and Exchange Commission in May 1998. These fixed-rate notes have maturities that range between two and three years and bear interest between 5.85% and 6.15%. The net proceeds from these issuances were used to fund Case Credit's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

   During the first quarter of 1999, Case Credit's Canadian subsidiary, Case Credit Ltd., issued C$200 million of its medium-term notes pursuant to a short-form prospectus and prospectus supplement filed with the Canadian Securities Administrators. These notes mature in June 2001 and bear interest at 6.30%. The net proceeds from this issuance were used to fund Case Credit Ltd.'s growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

   Also during the first quarter, Case Credit Australia Pty Ltd issued A$175 million of its medium-term notes pursuant to its medium-term note program. These notes have maturities that range from twenty-four to thirty months and bear interest based on BBSW for the floating-rate notes, and 5.75% for the fixed-rate notes. The net proceeds from this issuance were used to fund Case Credit Australia Pty Ltd's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

(5) Income Taxes

   Case Credit's effective income tax rate of 37% for the first six months of 1999 was slightly higher than the U.S. statutory tax rate of 35%, primarily due to foreign income taxed at different rates and state income taxes. For the first six months of 1998, Case Capital's effective tax rate of 35% was equal to the U.S. statutory rate.

(6) Comprehensive Income

   Accumulated other comprehensive income of $(18) million and $(24) million as of June 30, 1999 and December 31, 1998, respectively, consists solely of cumulative translation adjustments.

(7) Agreement and Plan of Merger

   As used in this "Agreement and Plan of Merger" disclosure, "Case Corporation," or "Case" refers to Case Corporation and its subsidiaries, including Case Credit Corporation and its subsidiaries.

   On May 15, 1999, Case Corporation, a Delaware corporation ("Case"), Fiat S.p.A., a company organized under the laws of Italy, New Holland N.V., a company organized under the laws of the Netherlands, and Fiat Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Fiat ("Merger Sub"), entered into an Agreement and Plan of Merger whereby Merger Sub will merge (the "Merger") with and into Case, with Case as the surviving corporation in the Merger (the "Merger Agreement"). At the effective time of the Merger, each share of Case Common Stock, par value $0.01 per share, outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $55 in cash. Consummation of the Merger is subject to a number of conditions, including (i) the approval and adoption of the Merger Agreement by the stockholders of Case entitled to vote thereon,
(ii) the expiration of all required regulatory waiting periods applicable to the Merger, and (iii) certain other customary conditions.

   A special meeting of Case Corporation's stockholders will be held on August 17, 1999, for the purpose of considering and voting on a proposal to approve and adopt the Merger Agreement.

(8) Subsequent Event

   On July 27, 1999, Case Credit issued $200 million of its commercial paper that was subsequently purchased by a subsidiary of Fiat S.p.A. The commercial paper matures on August 26, 1999 and bears interest at market rates. Also see
Note 7, "Agreement and Plan of Merger."

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

 Net Income

   Net income for the first six months of 1999 was $41 million as compared to $37 million for the comparable period of 1998, primarily due to higher finance income earned on retail and other notes and finance leases and increased operating lease income. These increases were partially offset by an increase in the Company's credit loss provision as a result of the significant growth in Case Credit's serviced portfolio. In addition, operating results for the first six months of 1999 reflect increased interest expense due to higher average on-balance-sheet receivables and increased equipment on operating leases, as well as higher operating expenses in support of Case Capital's growth initiatives, including increased depreciation expense for equipment on operating leases.

 Revenues

   Case Credit reported total revenues of $226 million for the first six months of 1999, up $70 million from prior year levels. Finance income earned on retail and other notes and finance leases increased to $87 million in the first six months of 1999 as compared to $62 million for the same period in 1998, primarily due to increased levels of on-balance-sheet receivables. In addition, operating lease income increased $22 million to a total of $48 million for the first six months of 1999, reflecting the growth in Case Credit's operating lease portfolio.

 Expenses

   Interest expense for the first six months of 1999 was $92 million, up $32 million from the $60 million reported in the first six months of 1998. The increase in interest expense resulted from higher average debt levels during the first six months of 1999 as compared to the first six months of 1998, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

   Operating expenses increased $30 million to a total of $69 million in the first six months of 1999 versus the comparable period of 1998. This increase primarily resulted from a $17 million increase in depreciation expense for equipment on operating leases relating to the Company's larger operating lease portfolio, and an $8 million increase in Case Credit's loss provision as a result of a higher loss-to-liquidation ratio during the first six months of 1999, combined with the significant growth in Case Credit's serviced portfolio.

 Serviced Portfolio

   During the first six months of 1999, Case Credit's serviced portfolio of receivables increased 28% over the same time last year to a record $7.4 billion. Diversified originations, generated primarily through Soris Financial, and sustained geographic growth in Europe and Australia contributed to the year-over-year growth in the Company's serviced portfolio, offsetting the impact of weak retail demand in the agricultural equipment market. Gross receivables originated in the first six months of 1999 increased 7% for a total of $2.2 billion versus the same period in 1998.

   During the first six months of 1999, limited-purpose business trusts organized by Case Credit issued $912 million of asset-backed securities to outside investors. As of June 30, 1999, Case Credit had sold $887 million of retail notes to the trusts in connection with these issuances. During the first six months of 1998, limited-purpose business trusts organized by Case Credit issued $766 million of asset-backed securities to outside investors. As of June 30, 1998, Case Credit had sold $753 million of retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes were used to repay outstanding debt and finance additional receivables.

 Year 2000

   As used in this "Year 2000" disclosure, the "Company," or "Case" refers to Case Corporation and its subsidiaries, including Case Credit Corporation and its subsidiaries ("Case Credit"). In addition, all references to Case Industrial reflect the consolidation of all majority-owned subsidiaries, excluding Case Credit.

   Case understands that it is important to our customers and stakeholders that Case's products, services and internal systems are not adversely affected by the Year 2000. Case has implemented procedures that it deems necessary to safeguard the Company from computer-related issues associated with adverse effects as a result of improperly recognizing the millennial date change. These procedures include, where necessary, the inventorying/assessing, planning, constructing/testing, and implementing/certifying of critical internal-use hardware and software systems, as well as other embedded systems in the Company's manufacturing plants, other buildings, equipment and other infrastructure. The Company believes that these procedures will adequately address both the information technology and non-information technology aspects of our business. Based upon its review and efforts to date, the Company believes that future external and internal costs to be incurred for the modification of internal-use software to address Year 2000 issues will not have a material adverse effect on Case's financial position, cash flows or results of operations.

   The Company believes, based upon its review and efforts to date, that external and internal remediation costs to be incurred for the modification of internal-use software to address Year 2000 issues will, in the aggregate, approximate $40 million to $45 million. As Case Industrial and Case Credit share many technology resources and internal-use systems, all the remediation costs to address Year 2000 issues will be borne by Case Industrial. As of June 30, 1999, Case Industrial has incurred approximately $31 million of costs for Year 2000 remediation, and the Company currently anticipates that remaining Year 2000 remediation costs will approximate $9 million for the balance of 1999 and $3 million in 2000. These cost estimates include the costs of external contractors, non-capitalizable purchases of software and hardware, and the direct cost of internal employees working on Year 2000 projects. Case maintains a process that tracks the cost and time of external contractors, however, the Company does not separately track its own internal costs incurred for the Year 2000 project. Internal costs are compiled principally from the related payroll records for those personnel directly working on the Year 2000 effort. The Company's cost estimate does not include the cost of implementing contingency plans, which are in the process of being developed, and also does not include any potential litigation or warranty costs related to Year 2000 issues if the Company's remediation efforts are not successful.

   Case has also undertaken a program to alert its suppliers and dealers of Year 2000 issues. Based on its contacts with suppliers and dealers, the Company believes that a majority of our most important suppliers are Year 2000 compliant, and the Company anticipates that most of its dealers will be Year 2000 compliant by September 30, 1999. Case will continue to work with its remaining suppliers and its dealers throughout 1999 to secure Year 2000 compliance by December 31, 1999. Based on third-party representations and internal testing, and subject to the Company's ongoing compliance efforts, the costs and uncertainties relating to timely resolution of Year 2000 issues applicable to the Company's business and operations are not reasonably expected by the Company to have a material adverse effect on Case's financial position, cash flows or results of operations. For those suppliers and dealers that have not adequately responded to our Year 2000 concerns, we are following up to ultimately achieve an acceptable level of compliance within our supply chain. As there can be no assurance that an acceptable level of Year 2000 compliance will be achieved, Case is in the process of developing contingency plans to address potential issues.

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

   Based upon Case's review and efforts to date, the Company currently anticipates completion of critical Year 2000 compliance issues by September 30, 1999, and the Company plans to continue integration testing throughout the balance of 1999. If Case's Year 2000 compliance efforts, as well as the efforts of the Company's suppliers and dealers, individually and in the aggregate, are not successful, it could have a material adverse effect on the Company's financial position, cash flows and results of operations. Factors that could cause actual results to differ include unanticipated supplier or dealer failures, disruption of utilities, transportation or telecommunications breakdowns, foreign or domestic governmental failures, as well as unanticipated failures on our part to address Year 2000 related issues. The Company's most reasonably likely worst case scenario in light of these risks would involve a potential loss in sales resulting from order, production and shipping delays throughout the Company's supply chain caused by Year 2000 related disruptions. The degree of sales loss impact would depend on the severity of the disruption, the time required to correct it, whether the sales loss was temporary or permanent, and the degree to which our primary competitors were also impacted by the disruption. The Company is in the process of developing Year 2000 contingency plans that will be designed to mitigate the impact on the Company if its Year 2000 compliance efforts are not successful. The Company's contingency plans are targeted for a September 30, 1999 completion, with plan audits and testing to continue throughout the balance of 1999. Case's contingency plans may include the use of alternative systems and non-computerized approaches to our business including manual procedures for machine operation, collecting and reporting of its business information, as well as alternative sources of supply. At this time, the Company has not determined whether it will be necessary to stockpile inventory or supplies as part of its contingency plans.

   The information included in this "Year 2000" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

 Interest Rate Risk Management

   The Company uses derivative financial instruments to manage its interest rate exposures. Case Credit does not hold or issue financial instruments for trading purposes. For information regarding Case Credit's interest rate risk management, reference is made to Item 7 and Note 8 to the Case Credit Financial Statements in the Company's 1998 Annual Report on Form 10-K. There has been no material change in the Company's market risk exposures that affect the quantitative and qualitative disclosures as presented as of December 31, 1998.

 Agreement and Plan of Merger

   As used in this "Agreement and Plan of Merger" disclosure, "Case Corporation," or "Case" refers to Case Corporation and its subsidiaries, including Case Credit Corporation and its subsidiaries.

   On May 15, 1999, Case Corporation, a Delaware corporation ("Case"), Fiat S.p.A., a company organized under the laws of Italy, New Holland N.V., a company organized under the laws of the Netherlands, and Fiat Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Fiat ("Merger Sub"), entered into an Agreement and Plan of Merger whereby Merger Sub will merge (the "Merger") with and into Case, with Case as the surviving corporation in the Merger (the "Merger Agreement"). At the effective time of the Merger, each share of Case Common Stock, par value $0.01 per share, outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $55 in cash. Consummation of the Merger is subject to a number of conditions, including (i) the approval and adoption of the Merger Agreement by the stockholders of Case entitled to vote thereon,
(ii) the expiration of all required regulatory waiting periods applicable to the Merger, and (iii) certain other customary conditions.

   A special meeting of Case Corporation's stockholders will be held on August 17, 1999, for the purpose of considering and voting on a proposal to approve and adopt the Merger Agreement.

 Subsequent Event

   On July 27, 1999, Case Credit issued $200 million of its commercial paper that was subsequently purchased by a subsidiary of Fiat S.p.A. The commercial paper matures on August 26, 1999 and bears interest at market rates. Also see
Note 7, "Agreement and Plan of Merger."

                          PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

 (a) Exhibits.

   A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

 (b) Reports on Form 8-K.

   In a Current Report on Form 8-K dated April 19, 1999, the Company reported the issuance of a press release disclosing, among other things, financial results for the quarter ended March 31, 1999.

   In a Current Report on Form 8-K dated May 15, 1999, the Company reported
(i) the Agreement and Plan of Merger, dated as of May 15, 1999, by and among Case Corporation, Fiat S.p.A., New Holland N.V. and Fiat Acquisition Corporation and Amendment No. 2 to the Rights Agreement, dated as of December 8, 1995, between Case Corporation and First Chicago Trust Company of New York, as Rights Agent and (ii) the issuance of a press release on May 17, 1999 disclosing the existence of said Agreement and Plan of Merger.

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

Date: August 2, 1999

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