Form 10-Q
period 1999-09-30
CASE CREDIT CORP
filed 1999-11-10
CIK 1005319

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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

      Registrant's telephone number, including area code: (262) 636-6011

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

   Common Stock, par value $5.00 per share: 200 shares outstanding as of September 30, 1999, all of which are owned by Case Capital Corporation.

   The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I--Financial Information

Case Credit Corporation and Subsidiaries

  Consolidated Statements of Income........................................   3

  Consolidated Balance Sheets..............................................   4

  Consolidated Statements of Cash Flows....................................   5

  Consolidated Statements of Changes in Stockholder's Equity...............   6

  Notes to Financial Statements............................................   7

  Management's Analysis of Results of Operations...........................  10

Part II--Other Information

  Item 1. Legal Proceedings................................................   *

  Item 2. Changes in Securities............................................   *

  Item 3. Defaults Upon Senior Securities..................................   *

  Item 4. Submission of Matters to a Vote of Security Holders..............   *

  Item 5. Other Information................................................   *

  Item 6. Exhibits and Reports on Form 8-K.................................  14

--------
* No response to this item is included herein for the reason that it is inapplicable, is not required pursuant to General Instruction H of Form 10-Q, or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (in millions)
                                  (Unaudited)

                                                    Three Months   Nine Months
                                                        Ended         Ended
                                                    September 30, September 30,
                                                    ------------- -------------
                                                     1999   1998   1999   1998
                                                    ------ ------ ------ ------
Revenues:
  Finance income earned on retail and other notes
   and finance leases.............................. $   43 $   36 $  130 $   98
  Lease income on operating leases.................     26     20     74     46
  Net gain on retail notes sold....................     21     26     53     59
  Securitization and servicing fee income..........     13     12     37     34
  Interest income from Case Corporation............     11      7     33     17
  Other income.....................................      6      7     19     10
                                                    ------ ------ ------ ------
      Total revenues...............................    120    108    346    264
Expenses:
  Interest expense.................................     49     43    141    103
  Operating expenses:
    Depreciation of equipment on operating leases..     18     12     51     28
    Fees charged by Case Corporation...............     10      6     27     18
    Administrative and operating expenses..........      3      4     12     12
    Provision for credit losses....................      5      2     14      3
    Other..........................................      1      2      2      4
                                                    ------ ------ ------ ------
      Total operating expenses.....................     37     26    106     65
                                                    ------ ------ ------ ------
      Total expenses...............................     86     69    247    168
                                                    ------ ------ ------ ------
Income before taxes................................     34     39     99     96
Income tax provision...............................     12     14     36     34
                                                    ------ ------ ------ ------
Net income......................................... $   22 $   25 $   63 $   62
                                                    ====== ====== ====== ======



  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                        (in millions, except share data)
                                  (Unaudited)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                       ASSETS
Cash and cash equivalents...........................    $   38        $   35
Retail and other notes and finance leases...........     2,655         2,216
Due from Trusts.....................................       283           289
                                                        ------        ------
    Total receivables...............................     2,938         2,505
Allowance for credit losses.........................       (32)          (29)
                                                        ------        ------
    Total receivables-net...........................     2,906         2,476
Affiliated receivables..............................        20            51
Equipment on operating leases, at cost..............       627           531
Accumulated depreciation............................       (99)          (63)
                                                        ------        ------
    Net equipment on operating leases...............       528           468
Property and equipment, at cost.....................         6             5
Accumulated depreciation............................        (2)           (2)
                                                        ------        ------
    Net property and equipment......................         4             3
Other investments...................................       176            98
Other assets........................................       171           129
                                                        ------        ------
    Total...........................................    $3,843        $3,260
                                                        ======        ======
        LIABILITIES AND STOCKHOLDER'S EQUITY
Short-term debt.....................................    $  429        $  550
Accounts payable and other accrued liabilities......       188           124
Deposits withheld from dealers......................        14            17
Long-term debt......................................     2,681         2,108
                                                        ------        ------
    Total liabilities...............................     3,312         2,799
                                                        ------        ------
Minority interest...................................         2             2
Stockholder's equity:
  Common Stock, $5 par value, 200 shares authorized,
   issued and outstanding...........................       --            --
  Paid-in capital...................................       269           269
  Accumulated other comprehensive income............       (17)          (24)
  Retained earnings.................................       277           214
                                                        ------        ------
    Total stockholder's equity......................       529           459
                                                        ------        ------
    Total...........................................    $3,843        $3,260
                                                        ======        ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (in millions)
                                  (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Operating activities:
  Net income............................................... $     63  $     62
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
    Depreciation and amortization..........................       51        29
    Net gain on retail notes sold..........................      (53)      (59)
    Changes in components of working capital:
      (Increase) decrease in other assets..................       (9)      (33)
      Increase (decrease) in accounts payables and other
       accrued liabilities.................................       61       (47)
      Other, net...........................................        7       (18)
                                                            --------  --------
        Net cash provided (used) by operating activities...      120       (66)
                                                            --------  --------
Investing activities:
  Cost of receivables acquired.............................   (2,460)   (2,290)
  Proceeds from sales of receivables.......................    1,583     1,335
  Collections of receivables...............................      531       648
  Purchase of equipment on operating leases (net of
   disposals)..............................................     (109)     (273)
  Increase in investments and other assets.................     (112)      (75)
  Expenditures for property and equipment..................       (1)      --
                                                            --------  --------
        Net cash provided (used) by investing activities...     (568)     (655)
                                                            --------  --------
Financing activities:
  Proceeds from issuance of short-term debt................      125       --
  Proceeds from issuance of long-term debt.................      493       629
  Net increase (decrease) in short-term debt and revolving
   credit facilities.......................................     (167)       48
                                                            --------  --------
        Net cash provided (used) by financing activities...      451       677
                                                            --------  --------
Increase (decrease) in cash and cash equivalents...........        3       (44)
Cash and cash equivalents, beginning of period.............       35        67
                                                            --------  --------
Cash and cash equivalents, end of period................... $     38  $     23
                                                            ========  ========
Cash paid during the period for interest................... $    129  $     89
                                                            ========  ========
Cash paid during the period for taxes...................... $     18  $     28
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

                    CASE CREDIT CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (in millions)
                                  (Unaudited)

                                                                                           Accumulated
                                                                                              Other
                                                                  Common Paid-in Retained Comprehensive        Comprehensive
                                                                  Stock  Capital Earnings    Income     Total     Income
                                                                  ------ ------- -------- ------------- -----  -------------
Balance, December 31, 1997.......................................  $--    $244     $129       $(16)     $357
Comprehensive income:
  Net income.....................................................   --     --        85        --         85        $85
  Translation adjustment.........................................   --     --       --          (8)       (8)        (8)
                                                                                                                    ---
    Total........................................................                                                   $77
                                                                                                                    ===
Capital contribution from Case Capital...........................   --      25      --         --         25
                                                                   ----   ----     ----       ----      ----
Balance, December 31, 1998.......................................    --    269      214        (24)      459
Comprehensive income:
  Net income.....................................................   --     --        63        --         63        $63
  Translation adjustment.........................................   --     --       --           7         7          7
                                                                   ----   ----     ----       ----      ----        ---
    Total........................................................                                                   $70
                                                                                                                    ===
Balance, September 30, 1999......................................  $--    $269     $277       $(17)     $529
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

   In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of September 30, 1999, and the results of operations, changes in shareholder's equity and cash flows for the periods indicated. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998. Interim financial results are not necessarily indicative of operating results for an entire year.

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

(3) Asset-Backed Securitizations

   During the first nine months of 1999, limited-purpose business trusts organized by Case Credit issued $1,810 million of asset-backed securities to outside investors. As of September 30, 1999, Case Credit had sold $1,635 million of retail notes to the trusts in connection with these issuances. During the first nine months of 1998, limited-purpose business trusts organized by Case Credit issued $1,379 million of asset-backed securities to outside investors. As of September 30, 1998, Case Credit had sold $1,403 million of retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes during the first nine months of 1999 and 1998 were used to repay outstanding debt and to finance additional receivables.

(4) Long-Term Debt

   During the second quarter of 1999, Case Credit issued $125 million of its medium-term notes pursuant to its $800 million shelf registration statement filed with the Securities and Exchange Commission in January 1999. These floating-rate notes mature in May 2000 and bear interest based on three-month LIBOR plus an applicable margin. During the first quarter of 1999, Case Credit issued an aggregate of $250 million of its medium-term notes pursuant to its $1 billion shelf registration statement filed with the Securities and Exchange Commission in May 1998. These fixed-rate notes have maturities that range between two and three years and bear interest between 5.85% and 6.15%. The net proceeds from these issuances were used to fund Case Credit's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

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

(5) Income Taxes

   Case Credit's effective income tax rate of 36% for the first nine months of 1999 was higher than the U.S. statutory tax rate of 35%, primarily due to foreign income taxed at different rates and state income taxes. For the first nine months of 1998, Case Credit's effective tax rate of 35% was equal to the U.S. statutory rate.

(6) Comprehensive Income

   Accumulated other comprehensive income of $(17) million and $(24) million as of September 30, 1999 and December 31, 1998, respectively, consists solely of cumulative translation adjustments.

(7) Agreement and Plan of Merger

   As used in this "Agreement and Plan of Merger" disclosure, "Case Corporation," or "Case" refers to Case Corporation and its subsidiaries, including Case Credit Corporation and its subsidiaries.

   On May 15, 1999, Case Corporation, a Delaware corporation ("Case"), Fiat S.p.A., a company organized under the laws of Italy, New Holland N.V., a company organized under the laws of the Netherlands ("New Holland"), and Fiat Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Fiat ("Merger Sub"), entered into an Agreement and Plan of Merger whereby Merger Sub will merge (the "Merger") with and into Case, with Case as the surviving corporation in the Merger (the "Merger Agreement"). At the effective time of the Merger, each share of Case Common Stock, par value $0.01 per share, of Case outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $55 in cash. Consummation of the Merger is subject to a number of conditions, including (i) the approval and adoption of the Merger Agreement by the stockholders of Case entitled to vote thereon, (ii) the expiration of all required regulatory waiting periods applicable to the Merger, and (iii) certain other customary conditions.

   A Special Meeting of Stockholders was held on August 17, 1999, for the purpose of considering and voting on a proposal to approve and adopt the Merger Agreement. The Stockholders of Case Corporation approved the proposal to approve and adopt the Merger Agreement.

(8)  Subsequent Events

   As used in this "Subsequent Event" disclosure, "Case" refers to Case Corporation and its subsidiaries including Case Credit Corporation and its subsidiaries.

   As of November 4, 1999, both the European Commission and the U.S. Department of Justice had approved the merger of Case and New Holland as described in footnote 7 above. In approving the merger, the European

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(Concluded)

Commission and the U.S. Department of Justice identified a number of competitive concerns related to the combined operations of Case and New Holland in specified product lines and markets. These competitive concerns have been addressed and Case and New Holland have committed to a number of actions, including divestiture of the following product lines and facilities:

  (a) Case's CX and MXC product lines and the Doncaster, United Kingdom, plant in which they are assembled;

  (b) New Holland's Laverda combine harvester product line (excluding hillside models) and the Breganze, Italy, facility in which they are made;

  (c) Case's large square balers assembled in Neustadt, Germany;

  (d) Case's Fermec brand loader/backhoe and industrial tractor product lines and the Fermec manufacturing plant in Manchester, United Kingdom;

  (e) Case's ownership interest in Hay & Forage Industries in Hesston, Kansas, a 50/50 joint venture with Agco Corporation that produces hay and forage implements; and

  (f) New Holland's Versatile four-wheel drive tractor line and Genesis two-wheel drive tractor line, along with the Winnepeg, Canada, plant in which they are made.

   In addition, to address specific market issues in Austria, the parties have agreed to license or build the Steyr model M-948 and M-958 (and equivalent Case IH models) for sale by a third party.

   The impact of the above-mentioned divestitures represents, on a pro forma basis, approximately 6% of the combined 1998 revenues of Case and New Holland.

   As all conditions of the Merger Agreement have been met, Case and New Holland have announced that the closing date of the merger is anticipated to be Friday, November 12, 1999. Also see footnote 7, "Agreement and Plan of Merger."

                   CASE CREDIT CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

 Net Income

   Net income for the first nine months of 1999 was $63 million, up slightly as compared to $62 million for the first nine months of 1998. The improvement in net income is attributed to higher finance income from strong growth in receivables and finance leases, as well as increased operating lease income. These increases were partially offset by higher operating expenses in support of Case Capital's growth initiatives, lower gains on asset-backed securitizations due to a rising interest rate environment and competitive market conditions, and additional provisions for loan losses. The increased loan loss provisions support the significant growth in Case Capital's serviced portfolio, as well as higher losses resulting from the weakening agricultural market. In addition, operating results for the first nine months of 1999 reflected increased interest expense due to higher average on-balance-sheet receivables and increased equipment on operating leases, as well as, higher operating expenses in support of Case Capital's growth initiatives.

 Revenues

   Case Credit reported total revenues of $346 million for the first nine months of 1999, up $82 million from prior year levels. Finance income earned on retail and other notes and finance leases increased to $130 million in the first nine months of 1999 as compared to $98 million for the same period in 1998, primarily due to increased levels of on-balance-sheet receivables. In addition, operating lease income increased $28 million to a total of $74 million for the first nine months of 1999, reflecting the growth in Case Credit's operating lease portfolio. These increases were partially offset by lower gains on asset-backed securitizations due to a rising interest rate environment and competitive market conditions.

 Expenses

   Interest expense for the first nine months of 1999 was $141 million, up $38 million from the $103 million reported in the first nine months of 1998. The increase in interest expense resulted from higher average debt levels during the first nine months of 1999 as compared to the first nine months of 1998, primarily due to the growth in Case Credit's on-balance-sheet receivables, increased equipment on operating leases and a rising interest rate environment.

   Operating expenses increased $41 million to a total of $106 million in the first nine months of 1999 as compared to the comparable period of 1998. This increase primarily resulted from a $23 million increase in depreciation expense for equipment on operating leases relating to the Company's larger operating lease portfolio, and an $11 million increase in Case Credit's loss provision as a result of the significant growth in its serviced portfolio as well as higher losses resulting from the weakening agricultural market.

 Serviced Portfolio

   During the first nine months of 1999, Case Credit's serviced portfolio of receivables increased 19% over the same time last year to a record $7.5 billion. Diversified originations, generated primarily through Soris Financial, and sustained geographic growth in Europe and Australia contributed to the year-over-year growth in the Company's serviced portfolio, offsetting the impact of weak retail demand in the agricultural equipment market. Gross receivables originated in the first nine months of 1999 increased 4% for a total of $3.3 billion versus the same period in 1998.

   During the first nine months of 1999, limited-purpose business trusts organized by Case Credit issued $1,810 million of asset-backed securities to outside investors. As of September 30, 1999, Case Credit had sold $1,635 million of retail notes to the trusts in connection with these issuances. During the first nine months of 1998, limited-purpose business trusts organized by Case Credit issued $1,379 million of asset-backed securities to outside investors. As of September 30, 1998, Case Credit had sold $1,403 million of retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes were used to repay outstanding debt and to finance additional receivables.

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

   The Company believes, based upon its review and efforts to date, that external and internal remediation costs to be incurred for the modification of internal-use software to address Year 2000 issues will, in the aggregate, approximate $40 million to $45 million. As Case Industrial and Case Credit share many technology resources and internal-use systems, all the remediation costs to address Year 2000 issues will be borne by Case Industrial. As of September 30, 1999, the Case Industrial has incurred approximately $34 million in costs for Year 2000 remediation, and the Company currently anticipates that remaining Year 2000 remediation costs will approximate $6 million for the balance of 1999 and $3 million in 2000. These cost estimates include the costs of external contractors, non-capitalizable purchases of software and hardware, and the direct cost of internal employees working on Year 2000 projects. Case maintains a process that tracks the cost and time of external contractors, however, the Company does not separately track its own internal costs incurred for the Year 2000 project. Internal costs are compiled principally from the related payroll records for those personnel directly working on the Year 2000 effort. The Company's cost estimate does not include the cost of implementing contingency plans or any potential litigation or warranty costs related to Year 2000 issues if the Company's remediation efforts are not successful.

   Case has also undertaken a program to alert its suppliers and dealers of Year 2000 issues. Based on its contacts with suppliers and dealers, the Company believes that a majority of its dealers and suppliers are Year 2000 compliant. Case will continue to work with its remaining suppliers and its dealers throughout 1999 to secure Year 2000 compliance by December 31, 1999. Based on third-party representations and internal testing, and subject to the Company's ongoing compliance efforts, the costs and uncertainties relating to timely resolution of Year 2000 issues applicable to the Company's business and operations are not reasonably expected by the Company to have a material adverse effect on Case's financial position, cash flows or results of operations. For those suppliers and dealers that have not adequately responded to our Year 2000 concerns, we are following up to ultimately achieve an acceptable level of compliance within our supply chain. As there can be no assurance that an acceptable level of Year 2000 compliance will be achieved, Case's initial contingency plans will address potential issues.

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

   Based upon Case's review and efforts to date, the Company currently has completed a majority of its critical Year 2000 compliance issues, and the Company plans to continue integration testing throughout the balance of 1999. If Case's Year 2000 compliance efforts, as well as the efforts of the Company's suppliers and dealers, individually and in the aggregate, are not successful, it could have a material adverse effect on the Company's financial position, cash flows and results of operations. Factors that could cause actual results to differ include unanticipated supplier or dealer failures, disruption of utilities, transportation or telecommunications breakdowns, foreign or domestic governmental failures, as well as unanticipated failures on our part to address Year 2000 related issues. The Company's most reasonably likely worst case scenario in light of these risks would involve a potential loss in sales resulting from order, production and shipping delays throughout the Company's supply chain caused by Year 2000 related disruptions. The degree of sales loss impact would depend on the severity of the disruption, the time required to correct it, whether the sales loss was temporary or permanent, and the degree to which our primary competitors were also impacted by the disruption. The Company has completed its initial Year 2000 contingency plans that are designed to mitigate the impact on the Company if its Year 2000 compliance efforts are not successful. The Company will continue, through-out the remaining months in 1999, to work on developing and implementing Rapid Response Teams along with implementing plan preparation activities and plan testing. Case's contingency plans include the use of alternative systems and non-computerized approaches to our business, including manual procedures for machine operation, collecting and reporting of its business information, as well as alternative sources of supply. At this time, the Company does not believe that it will be necessary to stockpile inventory or supplies as part of its contingency plans.

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

   On May 15, 1999, Case Corporation, a Delaware corporation ("Case"), Fiat S.p.A., a company organized under the laws of Italy, New Holland N.V., a company organized under the laws of the Netherlands ("New Holland"), and Fiat Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Fiat ("Merger Sub"), entered into an Agreement and Plan of Merger whereby Merger Sub will merge (the "Merger") with and into Case, with Case as the surviving corporation in the Merger (the "Merger Agreement"). At the effective time of the Merger, each share of Case Common Stock, par value $0.01 per share, of Case outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $55 in cash. Consummation of the Merger is subject to a number of conditions, including (i) the approval and adoption of the Merger Agreement by the stockholders of Case entitled to vote thereon, (ii) the expiration of all required regulatory waiting periods applicable to the Merger, and (iii) certain other customary conditions.

   A Special Meeting of Stockholders was held on August 17, 1999, for the purpose of considering and voting on a proposal to approve and adopt the Merger Agreement. The Stockholders of Case Corporation approved the proposal to approve and adopt the Merger Agreement.

 Subsequent Events

   As used in this "Subsequent Events" disclosure, "Case" refers to Case Corporation and its subsidiaries, including Case Credit Corporation and its subsidiaries.

   As of November 4, 1999, both the European Commission and the U.S. Department of Justice had approved the merger of Case and New Holland as described in "Agreement and Plan of Merger." In approving the merger, the European Commission and the U.S. Department of Justice identified a number of competitive concerns related to the combined operations of Case and New Holland in specified product lines and markets. These competitive concerns have been addressed and Case and New Holland have committed to a number of actions, including divestiture of the following product lines and facilities:

  (a) Case's CX and MXC product lines and the Doncaster, United Kingdom, plant in which they are assembled;

  (b) New Holland's Laverda combine harvester product line (excluding hillside models) and the Breganze, Italy, facility in which they are made;

  (c) Case's large square balers assembled in Neustadt, Germany;

  (d) Case's Fermec brand loader/backhoe and industrial tractor product lines and the Fermec manufacturing plant in Manchester, United Kingdom;

  (e) Case's ownership interest in Hay & Forage Industries in Hesston, Kansas, a 50/50 joint venture with Agco Corporation that produces hay and forage implements; and

  (f) New Holland's Versatile four-wheel drive tractor line and Genesis two-wheel drive tractor line, along with the Winnepeg, Canada, plant in which they are made.

   In addition, to address specific market issues in Austria, the parties have agreed to license or build the Steyr model M-948 and M-958 (and equivalent Case IH models) for sale by a third party.

   The impact of the above-mentioned divestitures represents, on a pro forma basis, approximately 6% of the combined 1998 revenues of Case and New Holland.

   As all conditions of the Merger Agreement have been met, Case and New Holland have announced that the closing date of the merger is anticipated to be Friday, November 12, 1999. Also see "Agreement and Plan of Merger."

                          PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

 (a) Exhibits.

   A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

 (b) Reports on Form 8-K.

   In a Current Report on Form 8-K dated July 20, 1999, the Company reported the issuance of a press release disclosing, among other things, its unaudited financial results for the quarter ended June 30, 1999.

   In a Current Report on Form 8-K dated August 17, 1999, the Company reported the issuance of a press release by Case Corporation disclosing, among other things, the approval by Case Corporation's stockholders of the Agreement and Plan of Merger, dated as of May 15, 1999, by and among the registrant, Fiat S.p.A., New Holland N.V., and Fiat Acquisition Corporation, and the transactions contemplated by that agreement. The financial services business of Case Corporation is provided through Case Capital Corporation, including its wholly-owned subsidiary, Case Credit Corporation, and their subsidiaries and joint ventures (collectively, "Case Capital").

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CASE CREDIT CORPORATION

                                          By /s/ Robert A. Wegner
                                          -------------------------------------
                                                      Robert A. Wegner
                                              Senior Vice President and Chief
                                                     Financial Officer
                                             (Principal Financial Officer and
                                               Authorized Signatory for Case
                                                          Credit
                                                       Corporation)

Date: November 10, 1999

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