Form 10-K
period 1999-12-31
CASE CREDIT CORP
filed 2000-03-30
CIK 1005319

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K
(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 33-80775-01

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

   Common Stock, par value $5.00 per share: 200 shares outstanding as of March 30, 2000, all of which are owned by CNH Capital Corporation.

   The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I of Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

 Item 1.  Business.......................................................     4
 Item 2.  Properties.....................................................     6
 Item 3.  Legal Proceedings..............................................     7
 Item 4.  Submission of Matters to a Vote of Security Holders............     7*

                                    PART II

 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters............................................     8
 Item 6.  Selected Financial Data........................................     8*
 Item 7.  Management's Analysis of Results of Operations.................     8
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....     9
 Item 8.  Financial Statements and Supplementary Data....................    11
          Index to Financial Statements of Case Credit Corporation and
          Consolidated Subsidiaries......................................    11
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    35

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    35*
 Item 11. Executive Compensation.........................................    35*
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    35*
 Item 13. Certain Relationships and Related Transactions.................    35*

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K..............................................................    35
          Financial Statements Included in Item 8........................    35
          Index to Financial Statements and Schedule Included in Item 14.    35
          Schedules Omitted as Not Required or Inapplicable..............    35
          Exhibits.......................................................    35
          Reports on Form 8-K............................................    35

--------
* No response to this item is included herein for the reason that it is inapplicable, is not required pursuant to General Instruction I of Form 10-K, or the answer to such item is negative.

                                   * * * * *

  Safe Harbor Statement under the Private Securities Litigation Reform Act of
                                     1995

   The information included in this report contains certain forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

   Case Credit's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for Case Credit include general economic and capital market conditions, the cyclical nature of its business, currency exchange movements, Case Credit's and its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in environmental laws, and employee and labor relations. Additionally, CNH Global N.V.'s achievement of the anticipated benefits of the merger of New Holland and Case, including the realization of expected annual operating synergies, depends upon, among other things, its ability to integrate effectively the operations and employees of New Holland and Case, and to execute its multi-branding strategy. Further information concerning factors that could significantly impact expected results is included in Management's Analysis of Results of Operations.

                                    PART I.

Item 1. Business.

General

   Case Credit Corporation is a subsidiary of CNH Capital Corporation ("CNH Capital"), formerly Case Capital. CNH Capital, a wholly owned subsidiary of Case Corporation ("Case"), provides broad-based financial services for the global marketplace. Case is a wholly owned subsidiary of CNH Global N.V. ("CNH"). Through New Holland Holdings N.V., a wholly-owned subsidiary of Fiat S.p.A. ("Fiat"). Fiat owns approximately 71% of CNH's outstanding common shares. As a result, Fiat controls all matters submitted to a vote of CNH's shareholders, including approval of annual dividends, election and removal of its directors and approval of extraordinary business combinations.

   On November 12, 1999, New Holland N.V. acquired Case for $4.6 billion in cash, including related costs and expenses. Of the total purchase price, $674 million was allocated to Case Credit. Effective with the closing of the merger, New Holland N.V. changed its name to CNH Global N.V.

   Case Credit Corporation, its wholly owned operating subsidiaries, Case Credit Ltd. (Canada) and Case Credit Australia Pty Ltd and Case Credit Corporation's joint ventures, Case Credit Europe S.A.S. and UzCaseagroleasing (collectively, "Case Credit") provide and administer financing for the retail purchase or lease of new and used Case and other agricultural and construction equipment. Case Credit offers various types of retail financing to end-use customers to facilitate the sale or lease of Case products in the United States, Canada, Australia, Europe, and Uzbekistan. Case Credit's business principally involves purchasing retail installment sales contracts from Case dealers. In addition, Case Credit facilitates and finances the sale of insurance products to retail customers, provides financing for Case dealers and Case rental equipment yards, and also provides other retail financing programs in North America. In North America, customers use Case Credit's private-label credit card to purchase parts, service, rentals, implements and attachments from Case dealers. Case Credit also provides financing options to Case's dealers for a variety of purposes including inventory, working capital, real estate acquisitions, construction and remodeling, business acquisitions, dealer systems, and service and maintenance equipment.

   Case Credit's business is dependent on the ability of Case and its dealers to generate sales and leasing activity, the willingness of customers to enter into financing transactions with Case Credit and the availability of funds to Case Credit to finance such transactions. Numerous factors affect the ability of Case and its dealers to sell agricultural and construction equipment and thereby generate retail receivables, including:

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

   In addition, changes in market interest rates, which in turn are related to general economic and capital market conditions, demand for credit, inflation, governmental policies and other factors, affect Case's business.

   Case Credit obtains funding for its operations from a variety of sources including the issuance of commercial paper, medium-term notes and public debt; the issuance of securities in asset-backed securitization, or ABS, transactions; bank revolving credit facilities, earnings retained in the business, and advances and equity capital from Case. Case Credit sells substantial amounts of retail receivables in ABS transactions that typically involve the sale of a pool of retail installment sales contracts to limited-purpose business trusts or similar securitization entities. Case Credit remains as servicer of these receivables, for which it is typically paid a servicing fee.

   Case Credit continues to expand its financing business by providing retail and dealer financing in new geographic regions and for a broader range of equipment, and by offering new financing products to Case dealers, end-use customers and to others. Case Credit established Soris Financial ("Soris") as a brand name to serve Case Credit's diversified client base in the agricultural, construction, industrial mobile and other equipment industries. Soris offers a broad range of retail and wholesale financing products, including equipment and commercial loans and leases for North American manufacturers, dealers, distributors, and their customers. Soris also facilitates and finances the sale of insurance products to retail customers.

   Case Credit Corporation was incorporated in Delaware on January 26, 1993. The principal offices of Case Credit are located at 233 Lake Avenue, Racine, Wisconsin, 53403.

Business of Case Corporation

   Case is a leading worldwide designer, manufacturer, marketer and distributor of farm equipment and light- to medium-sized construction equipment, and offers a broad array of financial products and services through CNH Capital, Case's financial services business. Case's market position is particularly significant in several product categories including loader/backhoes, skid steer loaders, large, high-horsepower farm tractors and self-propelled combines.

   In 1999, Case's sales of farm and construction equipment represented 91% of total revenues, and financing operations accounted for 9% of total revenues. In 1999, Case's sales of farm equipment represented 56% of revenues from equipment sales, and sales of construction equipment represented 44% of revenues from equipment sales.

Relationship with Case Corporation

   CNH Capital owns all of Case Credit's common stock. CNH Capital is a wholly owned subsidiary of Case. Case provides CNH Capital with certain operational and financial support. This support constitutes an integral part of the conduct of Case Credit's business.

 Employee Benefits, Intercompany Services and Tax Sharing

   Case Credit and Case have entered into agreements relating to, among other things, various employee benefit plans covering Case Credit's staff that Case administers and Case Credit's reimbursement of Case and CNH Capital for its staff and corporate services expenses. Case Credit has also entered into tax sharing arrangements with Case.

 Special Marketing Programs

   In conjunction with Case, Case dealers and other manufacturers and their dealers, Case Credit periodically offers below-market interest rate and waived interest rate financing to customers as part of its marketing strategy. When Case Credit acquires retail installment sales contracts and finance leases subject to below-market interest rate and waived interest rate financing, Case, Case dealers and other manufacturers compensate Case Credit for the difference between market interest rates and the amounts received by Case Credit. Case Credit refers to these amounts, collectively, as "financing subsidies." These participating manufacturers, rather than Case Credit, currently bear the full cost of these financing subsidies. Case Credit and these manufacturers settle any outstanding financing subsidies monthly. Case Credit recognizes financing subsidies as income by Case Credit over the term of the related financing contracts. If Case Credit subsequently sells any of these contracts, Case Credit recognizes the related financing subsidy on that contract as part of the gain on retail notes sold.

 Dividends

   Case Credit did not pay dividends in 1999, 1998 or 1997.

 Support Agreement

   Case Credit and Case have entered into a Support Agreement. The Support Agreement provides, among other things, that Case will remain, directly or indirectly, the sole owner of all of the voting stock of Case Credit. The Support Agreement also provides that Case will make quarterly payments to Case Credit to the extent necessary to ensure that Case Credit's consolidated pre-tax earnings available for fixed charges equal at least 1.10 times Case Credit's fixed charges in all periods composed of four consecutive fiscal quarters. The Support Agreement provides that Case does not directly or indirectly guarantee any indebtedness, liability or other obligation of Case Credit. Either Case or Case Credit may modify or amend the Support Agreement, and the parties may also terminate the Support Agreement upon 30 days' prior written notice. The Support Agreement further provides that the parties must send a copy of any modification, amendment or notice of termination to Moody's Investors Service, Inc., Standard & Poor's Ratings Group, and any other nationally recognized statistical rating organizations then rating the debt of Case Credit. Any such amendment or termination will become effective if:

     (1) Moody's and S&P confirm in writing that their ratings on Case Credit debt then rated or capable of being rated by them would not be downgraded or withdrawn as a result of such modification, amendment or termination,

     (2) the modification, amendment or notice of termination provides that the Support Agreement will continue in effect with respect to debt of Case Credit outstanding on the effective date of that modification, amendment or termination, or

     (3) the holders of at least a majority of the aggregate unpaid principal amount of all outstanding debt of Case Credit with an original maturity in excess of 270 days consent in writing, so long as the holders of debt of Case Credit having an original maturity of 270 days or less shall continue to have the benefit of the Support Agreement until the maturity of such debt.

   Under the terms of the Support Agreement, no portion of any debt is "outstanding" if that debt has been, or is deemed to have been, discharged and not outstanding in accordance with the indenture or other governing instrument defining the rights of the holders of that debt.

   The calculation of pre-tax earnings available for fixed charges under the Support Agreement differs from the calculation of the ratio of earnings to fixed charges mandated under the rules and regulations of the Securities and Exchange Commission. Under the Support Agreement, the definition of "earnings" includes all cash extraordinary, non-recurring items of income or expense (other than cash debt defeasance costs). Under the Securities and Exchange Commission's rules and regulations, the definition of "earnings" does not include these items. Through the date of this report, Case has not been required to make any payment to meet its commitments under the Support Agreement.

Item 2. Properties.

   Case Credit does not own any real estate. Its principal executive offices are located at 233 Lake Avenue, Racine, WI 53403.

   As of December 31, 1999, Case Credit had additional offices in or near Memphis, Tennessee; Dallas, Texas; Minneapolis, Minnesota; Lincolnshire, IL; Columbus, Ohio; Toronto, Ontario; Seattle, WA; Tashkent, Uzbekistan; and St. Mary's, Australia.

Item 3. Legal Proceedings.

   Case Credit is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on Case Credit's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

   Information for this Item 4 is not required pursuant to General Instruction I(2) of Form 10-K.

                                   Part II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

   As of December 31, 1999, all of the Company's common stock was owned by CNH Capital and was not publicly traded. CNH Capital is a wholly owned subsidiary of Case Corporation. Case Corporation is a wholly owned subsidiary of CNH Global N.V. Through New Holland Holdings N.V., a wholly-owned subsidiary of Fiat S.p.A. ("Fiat"). Fiat owns approximately 71% of CNH's outstanding common shares. As a result, Fiat controls all matters submitted to a vote of CNH's shareholders, including approval of annual dividends, election and removal of its directors and approval of extraordinary business combinations.

   The Company did not pay dividends in 1999, 1998 or 1997.

Item 6. Selected Financial Data.

   Information for this Item 6 is not required pursuant to General Instruction I(2) of Form 10-K.

Item 7. Management's Analysis of Results of Operations.

Presentation and Results of Operations

   On November 12, 1999, New Holland N.V. acquired Case for $4.6 billion in cash, including related costs and expenses. Of the total purchase price, $674 million was allocated to Case Credit. This acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of Case Credit based upon their respective estimated fair values, including identifiable intangibles, with the remainder allocated to goodwill. The allocation of purchase price resulted in goodwill of approximately $129 million, which is amortized on a straight-line basis over 20 years. For detailed discussion of the effects of purchase accounting on other balance sheet categories, see Note 3--"Merger." The effects of adjustments, other than goodwill, will be amortized to the consolidated statements of income over a period estimated to be from one to eight years.

   The amounts presented below for 1999 include amounts for the post-acquisition period November 12 through December 31, 1999 and for the pre-acquisition period prior to November 12, 1999.

1999 Compared to 1998

 Net Income

   Case Credit recorded net income of $61 million in 1999, as compared to net income of $85 million in 1998. The $24 million decrease in net income is due to amortization expense resulting from purchase accounting adjustments related to the merger, lower margins on receivables and lower gains on asset-backed securitizations due to a rising interest rate environment and increased provision for credit losses. These amounts were partially offset by income resulting from increased levels of on-balance-sheet receivables.

 Revenues

   Case Credit reported total revenues of $439 million for 1999, an increase of $62 million or 16% over the $377 million of revenues reported for 1998. Finance income earned on retail and other notes and finance leases increased to $174 million in 1999, as compared to $140 million for the same period in 1998, primarily due to increased levels of on-balance-sheet receivables. Operating lease revenues increased $38 million to $102 million for 1999, reflecting the growth in Case Credit's operating lease portfolio. The increases were partially offset by reduced gains on asset-backed-securitizations.

 Expenses

   Operating expenses for Case Credit increased $52 million to a total of $155 million in 1999, as compared to $103 million in 1998. This increase primarily resulted from a $26 million increase in depreciation expense for equipment on operating leases relating to Case Credit's larger operating lease portfolio, and a $15 million increase in Case Credit's provision for credit losses as a result of the significant growth in Case Credit's on-balance-sheet receivables, the downturn in the agricultural market, and the impact of portfolio diversification into markets which historically have higher loss rates than Case Credit's core agricultural and construction equipment businesses.

   Case Credit's interest expense for 1999 was $188 million, up $45 million from the $143 million reported in 1998. The increased interest expense resulted primarily from higher average debt levels during 1999, primarily due to the growth in Case Credit's on balance sheet receivables and increased equipment on operating leases.

 Serviced Portfolio

   As of December 31, 1999, Case Credit's serviced portfolio increased 11% over the same period last year to $7.5 billion. Gross receivables acquired in 1999 were $4.3 billion versus $4.4 billion in 1998. Case Credit retained approximately $458 million of additional retail and other notes and finance leases as compared to December 31, 1998, consistent with the Company's asset-management strategy. Case Credit's portfolio losses increased to $58 million in 1999 as compared to $15 million in 1998. This increase is attributable to the increased portfolio, the downturn in the agricultural market, and the portfolio diversification into markets which historically have higher loss rates than Case Credit's core agricultural and construction equipment business.

   Case Credit sold $2.1 billion of retail notes in 1999 and 1998, to limited-purpose business trusts organized by Case in the United States and Canada. These trusts were formed for the purpose of purchasing receivables from Case Credit and the receivables were used as collateral for the issuance of asset-backed securities to outside investors. The proceeds from the sale of the retail notes were used to repay indebtedness and to finance additional receivables.

   In March 2000, a limited-purpose business trust organized by CNH Capital issued $1,137 million of asset-backed securities to outside investors, of which $427 million was prefunded and will be sold to the trusts as receivables are generated. These receivables were sourced from both New Holland N.V. and Case Credit originations. The proceeds from this securitization will be used to repay outstanding debt and to fund CNH Capital's growing portfolio of receivables.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

 Interest Rate Risk Management

   Case Credit is exposed to market risk from changes in interest rates. Case Credit monitors its exposure in this risk and manages the underlying exposure through the use of financial instruments, including swaps and forward rate agreements. These instruments aim to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Case Credit's financial assets and liabilities. Case Credit does not hold or issue derivative or other financial instruments for speculative or trading purposes.

   Case Credit uses a model to monitor interest rate risk and to achieve a predetermined level of matching between the interest rate structure of its financial assets and liabilities. Fixed-rate financial instruments, including receivables, debt, asset-backed-securities ("ABS") certificates and other investments, are segregated from floating-rate instruments in evaluating the potential impact of changes in applicable interest rates. The potential change in fair market value of financial instruments including derivative instruments held at December 31, 1999 and 1998, resulting from a hypothetical, instantaneous 10% change in the interest rate applicable to such financial instruments would be approximately $3 million and $2 million, respectively, based on the discounted values of their related cash flows.

   The above sensitivity analyses are based on the assumption of a 10% movement of the interest rates applicable to each homogeneous category of financial assets and liabilities. A homogeneous category is defined according to the currency in which financial assets and liabilities are denominated and assumes the same interest rate movement within each homogeneous category. As a result, Case Credit's inherent rate risk sensitivity model may overstate the impact of interest rate fluctuations for such financial instruments, as consistently unfavorable movements of all interest rates are unlikely.

 Commodity Price and Foreign Currency Risk Management

   Commodity prices impact Case Corporation's sales, which may have an impact on Case Credit's originations. Commodity risk is managed through diversification, including Case Credit's Soris Financial brand to service Case Credit's diverse client base in the agricultural, construction, industrial mobile and other equipment industries. It is not possible to determine the impact of commodity prices on earnings, cash flows, or fair values on Case Credit's portfolio.

   Case Credit is subject to foreign currency risk in Canada, Australia, and Europe as the investments in these countries are impacted by currency fluctuations. The currency fluctuations result in non-cash gains and losses that do not impact net income, but instead are recorded as adjustments to "Accumulated other comprehensive income" in the accompanying Consolidated Balance Sheets. At December 31, 1999, Case Credit performed a sensitivity analysis on it's significant foreign operations that have foreign currency exchange risk. Case Credit calculated that the fair value impact would be $12 million and $8 million at December 31, 1999 and 1998, as a result of a 10% change in the foreign currency exchange rate.

 Year 2000

   As used in this "Year 2000" disclosure, the "Company," or "Case" refers to Case Corporation and its consolidated subsidiaries, including Case Credit Corporation.

   The Year 2000 issue refers to the risk that systems, products and equipment having date-sensitive components will not recognize the year 2000, resulting in potential system failures or miscalculations that could cause disruption of operations.

   Case has implemented those procedures that it deemed necessary to safeguard it from computer-related issues associated with adverse effects as a result of improperly recognizing the millennial date change. As a result of Case's Year 2000 preparation efforts, Case experienced no significant Year 2000-related failures to date. Case plans to continue monitoring its systems, and Case has contingency plans available in the event that a Year 2000 failure should occur. These contingency plans were designed to mitigate the impact on Case if its Year 2000 compliance efforts were not successful. As Case Industrial and Case Credit share many technology resources and internal-use systems, all the remediation costs to address Year 2000 issues are borne by Case Industrial.

   As of December 31, 1999, Case has incurred, in the aggregate, approximately $38 million of costs for Year 2000 remediation, including approximately $17 million in 1999. These costs were expensed as incurred and include approximately $36 million in the aggregate, including $14 million in 1999, for Case's Year 2000 remediation expenses that were incurred prior to the merger. Case's cost estimates do not include the cost of implementing contingency plans and also do not include any potential litigation or warranty costs related to Year 2000 issues if Case's remediation efforts are not successful. Case anticipates that remaining Year 2000 remediation costs will be minimal.

Item 8. Financial Statements and Supplementary Data.

            INDEX TO FINANCIAL STATEMENTS OF CASE CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                                            Page
                                                                            ----
Report of independent public accountants..................................   12

Consolidated Statements of income for the periods January 1, 1999 through
 November 11, 1999 and November 12, 1999 through December 31, 1999 and for
 the years ended December 31, 1998 and 1997...............................   13

Consolidated Balance sheets as of December 31, 1999 and 1998..............   14

Consolidated Statements of cash flows for the periods January 1, 1999 through November 11, 1999 and November 12, 1999 through December 31, 1999
 and for the years ended December 31, 1998 and 1997.......................   15

Consolidated Statements of changes in stockholder's equity for the periods
 January 1, 1999 through November 11, 1999 and November 12, 1999 through
 December 31, 1999 and for the years ended December 31, 1998 and 1997.....   16

Notes to financial statements.............................................   17

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder of Case Credit Corporation:

   We have audited the accompanying consolidated balance sheets of Case Credit Corporation (a Delaware corporation) and subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows, and stockholder's equity, for the periods January 1, 1999 through November 11, 1999 and November 12, 1999 through December 31, 1999 and for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Case Credit Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the periods January 1, 1999 through November 11, 1999 and November 12, 1999 through December 31, 1999 and for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 24, 2000

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (in millions)

                                      Post-acquisition
                                          basis of     Pre-acquisition basis of
                                         accounting           accounting
                                      ---------------- ------------------------
                                                                    Years ended
                                       November 12 to  January 1 to  December
                                        December 31,   November 11,     31,
                                            1999           1999     1998  1997
                                      ---------------- ------------ ----- -----
Revenues:
  Finance income earned on retail and
   other notes and finance leases....       $23            $151     $ 140 $ 103
  Interest income from Case
   Corporation.......................         3              37        30    19
  Net gain on retail notes sold......         1              50        82    71
  Securitization and servicing fee
   income............................         6              43        46    42
  Lease income on operating leases...        16              86        64    33
  Other income.......................         1              22        15     4
                                            ---            ----     ----- -----
    Total revenues...................        50             389       377   272
Expenses:
  Interest expense...................        25             162       143    98
  On payables to affiliates..........       --                1       --    --
                                            ---            ----     ----- -----
    Interest expense.................        25             163       143    98
  Operating expenses:
  Fees charged by Case Corporation...         2              31        24    18
  Administrative and operating
   expenses..........................         4              15        18    11
  Provision for credit losses........         1              28        14   --
  Goodwill amortization..............         1             --        --    --
  Depreciation of equipment on
   operating leases..................        12              59        43    22
  Other..............................        (1)              3         4     1
                                            ---            ----     ----- -----
    Total operating expenses.........        19             136       103    52
                                            ---            ----     ----- -----
    Total expenses...................        44             299       246   150
                                            ===            ====     ===== =====
Income before taxes..................         6              90       131   122
Income tax provision.................         3              32        46    40
                                            ---            ----     ----- -----
Net income...........................       $ 3            $ 58     $  85 $  82
                                            ===            ====     ===== =====


   The accompanying notes to financial statements are an integral part of these Statements of Income.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                                                                                  Post-             Pre-
                                                                                            acquisition basis acquisition basis
                                                                                              of accounting     of accounting
                                                                                            ----------------- -----------------
                                          ASSETS                                            December 31, 1999 December 31, 1998
                                          ------                                            ----------------- -----------------
Cash and cash equivalents..................................................................      $   67            $   35
Retail and other notes and finance leases..................................................       2,674             2,216
Due from Trusts............................................................................         231               289
                                                                                                 ------            ------
    Total receivables......................................................................       2,905             2,505
Allowance for credit losses................................................................         (31)              (29)
                                                                                                 ------            ------
    Total receivables--net.................................................................       2,874             2,476
Affiliated receivables.....................................................................          58                51
Equipment on operating leases, at cost.....................................................         529               531
Accumulated depreciation...................................................................         (12)              (63)
                                                                                                 ------            ------
    Net equipment on operating leases......................................................         517               468
Property and equipment, at cost............................................................           5                 5
Accumulated depreciation...................................................................         --                 (2)
                                                                                                 ------            ------
    Net property and equipment.............................................................           5                 3
Goodwill, net..............................................................................         128               --
Other assets...............................................................................         331               227
                                                                                                 ------            ------
    Total..................................................................................      $3,980            $3,260
                                                                                                 ======            ======
                           LIABILITIES AND STOCKHOLDER'S EQUITY
                           ------------------------------------
Short-term debt............................................................................      $  643            $  550
Accounts payable and other accrued liabilities.............................................         201               124
Affiliated payables........................................................................          14               --
Deposits withheld from dealers.............................................................          16                17
Long-term debt.............................................................................       2,424             2,108
                                                                                                 ------            ------
    Total liabilities......................................................................       3,298             2,799
                                                                                                 ------            ------
Minority Interest..........................................................................           1                 2
Stockholder's equity:
  Common Stock, $5 par value, 200 shares authorized, issued and outstanding................         --                --
  Paid-in capital..........................................................................         674               269
  Accumulated other comprehensive income...................................................           4               (24)
  Retained earnings........................................................................           3               214
                                                                                                 ------            ------
    Total stockholder's equity.............................................................         681               459
                                                                                                 ------            ------
    Total..................................................................................      $3,980            $3,260
--------------------------------------------------
                                                                                                 ======            ======

   The accompanying notes to financial statements are an integral part of these Balance Sheets.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                 Post-acquisition
                                     basis of       Pre-acquisition basis of
                                    accounting             accounting
                                 ---------------- -----------------------------
                                  November 12 to  January 1 to   Years ended
                                   December 31,   November 11,  December 31,
                                       1999           1999      1998     1997
                                 ---------------- ------------ -------  -------
Operating activities:
Net income.....................       $   3         $    58    $    85  $    82
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Purchase accounting
   amortization................           7             --         --       --
  Depreciation and
   amortization................          14              62         45       24
  Provision for credit losses..           1              28         14      --
  Deferred income tax expense..           2               9         24       18
  Net gain on retail notes
   sold........................          (1)            (50)       (82)     (71)
  Unremitted equity method
   earnings from joint
   ventures....................         --               (1)       --       --
  Changes in components of
   working capital:
    (Increase) in other assets.          (6)            (11)       (19)      (4)
    Increase (decrease) in
     accounts payables and
     other accrued liabilities.          46              58         (6)      22
    Other, net.................          (2)              2         (7)      (6)
                                      -----         -------    -------  -------
      Net cash provided by
       operating activities....          64             155         54       65
                                      =====         =======    =======  =======
Investing activities:
Cost of receivables acquired...        (489)         (2,732)    (3,209)  (2,791)
Proceeds from sales of
 receivables...................         349           1,693      1,975    1,749
Collections of receivables.....         187             639        820      489
Purchase of equipment on
 operating leases (net of
 disposals)....................         (16)           (135)      (333)    (100)
Increase in investments and
 other assets..................          (1)           (113)      (142)     (27)
Investments in joint ventures..         --              --         --       (16)
Expenditures for property and
 equipment.....................         --               (1)        (1)     ( 1)
                                      -----         -------    -------  -------
      Net cash provided by
       investing activities....          30            (649)      (890)    (697)
                                      -----         -------    -------  -------
Financing activities:
Proceeds from issuance of long-
 term debt.....................         --              617      1,070      150
Increase (decrease) in
 revolving credit facilities...         (62)           (123)      (291)     487
Capital contributions from Case
 Corporation...................         --              --          25       45
                                      -----         -------    -------  -------
      Net cash (used) provided
       by financing activities.         (62)            494        804      682
                                      -----         -------    -------  -------
Increase (decrease) in cash and
 cash equivalents..............          32               0        (32)      50
Cash and cash equivalents,
 beginning of period...........          35              35         67       17
                                      -----         -------    -------  -------
Cash and cash equivalents, end
 of period.....................       $  67         $    35    $    35  $    67
                                      =====         =======    =======  =======
Cash paid during the period for
 interest......................       $  16         $   159    $   126  $   101
                                      =====         =======    =======  =======
Cash paid during the period for
 taxes.........................       $   6         $    19    $    26  $    44
                                      =====         =======    =======  =======

   The accompanying notes to financial statements are an integral part of these Statements of Cash Flows.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (in millions)

                                                     Accumulated
                                                        Other
                                     Common Paid-in Comprehensive Retained
                                     Stock  Capital    Income     Earnings Total
                                     ------ ------- ------------- -------- -----
Pre-acquisition basis of accounting
-----------------------------------
Balance, December 31, 1996.........  $ --    $ 199      $ (6)      $  47   $ 240
Comprehensive income:
  Net income.......................    --      --        --           82      82
  Translation adjustment...........    --      --        (10)        --      (10)
  Capital contribution from Case
   Corp............................    --       45       --          --       45
                                     -----   -----      ----       -----   -----
Balance, December 31, 1997.........  $ --    $ 244      $(16)      $ 129   $ 357
                                     =====   =====      ====       =====   =====
Comprehensive income:
  Net income.......................    --      --        --           85      85
  Capital contribution from Case
   Corp............................    --       25       --          --       25
  Translation adjustment...........    --      --         (8)        --       (8)
                                     -----   -----      ----       -----   -----
Balance, December 31, 1998.........  $ --    $ 269      $(24)      $ 214   $ 459
                                     =====   =====      ====       =====   =====
Comprehensive income:
  Net income.......................    --      --        --           58      58
  Translation adjustment...........    --      --          3         --        3
                                     -----   -----      ----       -----   -----
Balance, November 11, 1999.........  $ --    $ 269      $(21)      $ 272   $ 520
                                     =====   =====      ====       =====   =====
Post-acquisition basis of
accounting
-------------------------
Balance at November 11, 1999.......  $ --    $ 269      $(21)      $ 272   $ 520
Elimination of retained earnings
 and cumulative translation
 adjustment........................           (269)       21        (272)   (520)
Purchase price allocation..........    --      674       --          --      674
Comprehensive income:
  Net income.......................    --      --        --            3       3
  Translation adjustment...........    --      --          4         --        4
                                     -----   -----      ----       -----   -----
Balance, December 31, 1999.........  $ --    $ 674      $  4       $   3   $ 681
                                     =====   =====      ====       =====   =====


  The accompanying notes to financial statements are an integral part of these
                 Statements of Changes in Stockholder's Equity.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

Note 1: Nature of Operations

   Case Credit Corporation is a subsidiary of CNH Capital Corporation ("CNH Capital"), formerly Case Capital. CNH Capital, a wholly owned subsidiary of Case Corporation ("Case"), provides broad-based financial services for the global marketplace. Case Corporation is a wholly owned subsidiary of CNH Global N.V. ("CNH"). Through New Holland Holdings N.V., Fiat owns approximately 71% of CNH's outstanding common shares. As a result, Fiat controls all matters submitted to a vote of CNH's shareholders, including approval of annual dividends, election and removal of its directors and approval of extraordinary business combinations.

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

Note 2: Summary of Significant Accounting Policies

 Principles of Consolidation and Presentation

   The accompanying financial statements reflect the consolidated results of Case Credit Corporation and its consolidated subsidiaries and joint ventures. All significant intercompany transactions have been eliminated in consolidation.

   All references to balance sheet items for 1999 are on a post-acquisition basis. All items prior to 1999 are on a pre-acquisition basis. Income statement items for 1999 include both pre-acquisition totals and post-acquisition totals including the impacts of purchase accounting items.

   Certain reclassifications have been made to conform prior years' financial statements to the 1999 presentation.

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

 Foreign Currency Translation

   The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at average rates during the year. Adjustments resulting from this translation are deferred and included in "Accumulated other comprehensive income" in the accompanying Consolidated Balance Sheets. "Cumulative translation adjustment" in the accompanying Consolidated Statements of Changes in Stockholder's Equity was closed into the "paid-in capital" in the accompanying Consolidated Statements of Changes in Stockholder's Equity at the date of the merger.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

 Purchase Accounting Amortization

   Amortization of purchase accounting adjustments, excluding goodwill, is recognized over the remaining term of the related asset or liability account based on the weighted average change during the month for each asset class. The remaining terms range from 3 to 95 months as of December 31, 1999.

 Recognition of Finance and Interest Income

   Retail and Other Notes, Finance Leases and Operating Leases--The Company records finance income earned on retail and other notes and finance leases using the effective interest method. A portion of the earned finance income arises from sales programs offered by Case and other manufacturers on which finance charges are waived or low-rate financing programs are offered. When the Company acquires retail installment sales contracts and finance leases subject to below-market interest rate and waived interest rate financing, the Company is compensated for the difference between market rates and the amounts received by the Company. Case Credit receives compensation from Case and other manufacturers in an amount equal to the difference between the competitive interest rate and the amount paid by the customer. This amount is initially recognized as an unearned finance charge and is recognized as interest income over the term of the retail notes and finance leases. The amounts received from Case for below-market interest rate and waived interest rate financing are included in "Interest income from Case Corporation" in the accompanying Consolidated Statements of Income, and amounted to $21 million, $20 million and $19 million in 1999, 1998 and 1997, respectively.

   Purchase accounting adjustments due to the merger resulted in a $33 million increase in receivables, which is primarily included in "Retail and other notes and finance leases" in the accompanying Consolidated Balance Sheets. Amortization of the related purchase accounting adjustments resulted in a decrease to income of approximately $6 million for the period November 12, 1999 through December 31, 1999 and is included in "Retail and other notes and finance lease income" in the accompanying Consolidated Statements of Income. The remaining purchase accounting adjustments as of December 31, 1999 total $27 million and will be primarily recognized as a decrease to "Retail and other notes and finance lease income" in the accompanying Consolidated Statements of Income over the next 3 to 40 months.

   For selected operating leases, the Company is also compensated from Case for the difference between the market rental rates and the amount paid by the customer. The amounts received were $7 million and $4 million in 1999 and 1998 respectively, and are included in "Interest income from Case Corporation." The Company is also compensated for the funding of various receivables on behalf of Case. The amount earned was $12 million and $6 million in 1999 and 1998 respectively, and is included in "Interest income from Case Corporation." Compensation received for below-market interest rates and waived interest rate financing from other manufacturers is included in "Finance income earned on retail and other notes and finance leases" in the accompanying Consolidated Statements of Income. When the receivables are sold, the unrecognized portion of the unearned finance charges is included in the calculation of the net gain on retail notes sold. The Company included in its gain calculations income from Case amounting to $55 million, $62 million and $63 million in 1999, 1998 and 1997, respectively, as part of the sale of retail notes. These amounts are included in "Net gain on retail notes sold" in the accompanying Consolidated Statements of Income.

   Purchase accounting adjustments due to the merger resulted in a $34 million net decrease in "Equipment on operating leases, at cost" in the accompanying Consolidated Balance Sheets. Amortization of the related purchase accounting adjustments resulted in a reduction of depreciation expense of approximately $1 million for the period November 12, 1999 through December 31, 1999 which is included in "Depreciation of equipment on operating leases" in the accompanying Consolidated Statements of Income. The remaining purchase accounting adjustments as of December 31, 1999 total $33 million which will be recognized as a decrease in "Depreciation of equipment on operating leases" in the accompanying Consolidated Statements of Income over the next 22 to 26 months.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   Recognition of income on loans is generally suspended when an account becomes 120 days delinquent or when management determines that collection of future income is not probable. Income accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time. The amount of loans and related finance charges for which income recognition has been suspended is not material.

   Case Credit offers retail and other notes with interest rates that float with the prime rate, plus an applicable margin. At December 31, 1999 and 1998, these notes amount to $296 million and $325 million, respectively.

 Goodwill

   Goodwill represents the excess of the purchase price allocated to Case Credit plus the liabilities assumed over the fair value of the tangible and identifiable intangible assets purchased. Goodwill is amortized on a straight-line basis over 20 years. Case Credit continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, Case Credit uses an estimate of the undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

   At December 31, 1999, goodwill, net of $1 million accumulated amortization, totaled $128 million. Amortization expense totaled $1 million for the year ended December 31, 1999. There was no goodwill in 1998 or 1997.

 Receivables Sold and Serviced

   Retail notes receivable have been securitized and sold to limited-purpose business trusts ("Trusts") with recourse up to specified amounts. For sales occurring during 1999 and 1998, receivables, net of retained interests, are removed from the balance sheet, and a gain or loss on sale is recognized in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

   Prior to the third quarter of 1999, no servicing asset or liability has been recorded under the provisions of SFAS No. 125 by the Company as management believed that the servicing fee income received is fair compensation for the services provided. Based upon an evaluation that the Company's servicing fee income now exceeds the fair market value of the services provided, the Company began recording a servicing asset. The servicing asset equaled $8 million, which approximates the fair market value, as of December 31, 1999 and is included in "Due from trusts" in the accompanying Consolidated Balance Sheets. The fair market value of the servicing asset was determined by discounting future cash flows and using current prepayment assumptions. This asset is being amortized over the period in which Case Credit collects the related servicing fees. Amortization was not significant in 1999 and is included in "Securitization and service fee income" in the accompanying Consolidated Statement of Income. The income recognition of the servicing asset was $8 million for 1999 and is included in "Net gain on retail notes sold" and is included in the accompanying Consolidated Statement of Income.

   Case Credit stratifies its servicing assets based on geographic location and original term. As a result, Case Credit has two categories of servicing assets as of December 31, 1999. One category consists of serviced assets located in the United States with 3 to 5 year original terms, which amounted to $7 million as of December 31, 1999. The other category consists of serviced assets located in Canada with 3 to 5 year original terms, which amounted to $1 million as of December 31, 1999.

   Case Credit is required to remit the cash collected on the serviced portfolio to the Trusts within two business days. At December 31, 1999 and 1998, $25 million and $20 million, respectively, of unremitted cash payable to

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES the Trusts is included in "Accounts payable and other accrued liabilities" in the accompanying Consolidated Balance Sheets.

 Accounting Pronouncements

   Effective January 1, 1999, the Company adopted Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." The Company's accounting for the costs of start-up activities is consistent with the guidelines established in the SOP and, as a result, the adoption of this statement had no effect on the Company's financial position or results of operations.

   The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The required adoption of this statement was extended to January 1, 2001, by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133," although earlier application is permitted. The Company is currently evaluating the impact of adopting SFAS No. 133.

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

 Derivatives

   The Company uses derivative financial instruments to manage its interest rate exposures. Case Credit does not hold or issue such instruments for trading purposes. As these instruments are accounted for as a hedge of existing assets or liabilities, unrealized fair market value gains and losses are not recognized at the balance sheet date. Hedge accounting is applied if the changes in the fair market value of the derivative instruments are highly correlated to changes in the fair market value of the hedged assets or liabilities. Amounts to be received or paid under these instruments are recognized in the results of operations as interest expense or are recorded as part of the gain on sale of receivables, as appropriate, in the periods to which they relate.

   Reference is made to Note 11, "Financial Instruments," for further information regarding the Company's use of derivative financial instruments.

Note 3: Merger

   On November 12, 1999, New Holland N.V. acquired Case for $4.6 billion in cash, including related costs and expenses. Of the total purchase price, $674 million was allocated to Case Credit. Effective with the closing of the merger, New Holland N.V. changed its name to CNH Global N.V. ("CNH").

   This acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of Case Credit based upon their respective estimated fair values, including identifiable intangibles, with the remainder allocated to goodwill. The purchase price allocation resulted in goodwill of approximately $129 million, which is being amortized on a straight-line basis over 20 years. The historical

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES shareholders' equity of the Company was eliminated in the Company's Consolidated Balance Sheets. The fair value adjustments to the historical balance sheet and the resulting goodwill were as follows (in millions):

                           Purchase Price Allocation
                           -------------------------
      Net assets at historical cost, including liabilities assumed of
       $3,345............................................................ $520
      Fair value adjustments:
        Accounts and notes receivable....................................   33
        Equipment on operating leases....................................  (34)
        Discount on medium-term note.....................................   27
        Deferred income taxes............................................  (16)
        Other............................................................   15
      Goodwill...........................................................  129
                                                                          ----
          Total purchase price allocated................................. $674
                                                                          ====

   Case Credit has prepared the following unaudited pro forma income statements to illustrate the estimated effects of the acquisition of Case by New Holland as if this transaction had occurred as of the beginning of each of the years presented. The pro forma data reflects the impact of the fair market value adjustments to the Case Credit assets and liabilities acquired. These adjustments are being amortized over the periods estimated to be benefited and primarily include reduced depreciation of equipment on operating leases, the amortization of the fair value adjustments for acquired receivables, discount on notes payable, and goodwill.

                                                                     Years Ended
                                                                      December
                                                                         31,
                                                                     (unaudited)
                                                                         (in
                                                                      millions)
                                                                     -----------
                                                                     1999  1998
                                                                     ----- -----
      Revenues:
        Finance income earned on retail and other notes and finance leases....................................................  $ 150 $ 115
        Interest income from Case Corporation......................     40    30
        Net gain on retail notes sold..............................     53    77
        Securitization and servicing fee income....................     49    46
        Lease income on operating leases...........................    102    64
        Other income...............................................     23    15
                                                                     ----- -----
          Total revenues...........................................    417   347
      Expenses:
        Interest expense...........................................    197   155
        On payables to affiliates..................................      1   --
                                                                     ----- -----
          Interest expense.........................................    198   155
      Operating expenses:
        Fees charged by Case Corporation...........................     33    24
        Administrative and operating expenses......................     19    18
        Provision for credit losses................................     29    14
        Goodwill amortization......................................      6     6
        Depreciation of equipment on operating leases..............     62    35
        Other......................................................      3     3
                                                                     ----- -----
          Total operating expenses.................................    152   100
                                                                     ----- -----
          Total expenses...........................................    350   255
                                                                     ----- -----
      Income before taxes..........................................     67    92
      Income tax provision.........................................     26    33
                                                                     ----- -----
      Net income...................................................  $  41 $  59
                                                                     ===== =====

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   Case Credit has presented this unaudited pro forma financial data for illustrative purposes only. This pro forma data is based on a preliminary allocation of the purchase price and is not necessarily indicative of (i) the results of operations that would have occurred had the transaction been effective as of the beginning of each of the years presented, or (ii) the results of operations that Case Credit will attain in the future. In addition, the pro forma financial data does not reflect any synergies or cost savings that may occur as a result of the merger.

Note 4: Receivables

   A summary of receivables is as follows (in millions):

                                                          Post-         Pre-
                                                       acquisition  acquisition
                                                         basis of     basis of
                                                        accounting   accounting
                                                       ------------ ------------
                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
      Retail and other notes..........................    $2,410       $1,959
      Finance leases..................................       531          511
      Due from Trusts.................................       231          289
                                                          ------       ------
        Gross receivables.............................     3,172        2,759
      Less--Unearned finance charges..................      (267)        (254)
      Less--Allowance for credit losses...............       (31)         (29)
                                                          ------       ------
        Total receivables, net........................    $2,874       $2,476
                                                          ======       ======

 Retail and Other Notes and Finance Leases

   The terms of retail and other notes and finance leases generally range from two to six years and allow for prepayment at any time without penalty. The average effective yield on retail and other notes and finance leases held by the Company was approximately 9.0% and 9.1% at December 31, 1999 and 1998, respectively.

   Purchase accounting adjustments, net of amortization, included in "Retail and other notes and finance leases" in the accompanying Consolidated Balance Sheets as of December 31, 1999 were $27 million as described in Note 2.

   Maturities of retail and other notes and finance leases as of December 31, 1999, are as follows (in millions):

      Years ending December 31,
        2000............................................................ $1,251
        2001............................................................    707
        2002............................................................    434
        2003............................................................    304
        2004............................................................    180
        2005 and thereafter.............................................     65
                                                                         ------
          Total retail and other notes and finance leases--gross........  2,941
        Less--Unearned finance charges..................................   (267)
                                                                         ------
          Total retail and other notes and finance leases, net of
           unearned finance charges..................................... $2,674
                                                                         ======

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   The allowance for credit losses is established to cover probable losses for receivables owned by the Company. Changes in the allowance for credit losses are as follows (in millions):

                               Post-acquisition
                                   basis of
                                  accounting     Pre-acquisition basis of accounting
                               ---------------- --------------------------------------
                                November 12 to  January 1 to  Year ended   Year ended
                                 December 31,   November 11, December 31, December 31,
                                     1999           1999         1998         1997
                               ---------------- ------------ ------------ ------------
      Balance, beginning of
       period.................       $ 40           $ 29         $22          $23
      Provision for credit
       losses.................          1             28          14          --
      Write-offs, net of
       recoveries.............        (10)           (17)         (7)          (1)
                                     ----           ----         ---          ---
      Balance, end of period..       $ 31           $ 40         $29          $22
                                     ====           ====         ===          ===

   The preceding table reflects the Company's provision for credit losses, but does not include losses charged to dealers or those absorbed by the Trusts. Total losses incurred on the Company's serviced portfolio were $58 million, $15 million and $8 million in 1999, 1998, and 1997, respectively.

   Case Credit sold $2.1 billion of retail notes (net of unearned finance charges) in 1999 and 1998 to Trusts in the United States and Canada. The Trusts were formed for the purpose of purchasing Case Credit receivables and the receivables were used as collateral for the issuance of asset-backed securitization ("ABS") transactions to outside investors. The proceeds received from the sales of notes were reduced by $61 million and $56 million in 1999 and 1998, respectively, pursuant to recourse provisions in the sale agreements. These reductions in cash proceeds are held in escrow by the Trusts to provide security in the event of uncollectible notes and are released to the Company when the notes are collected. Escrow amounts held by the Trusts of $155 million and $170 million at December 31, 1999 and 1998, respectively, are recorded in "Due from Trusts" in the accompanying Consolidated Balance Sheets. Case Credit has established reserves for the estimated losses on amounts held in escrow, and these reserves are also included in "Due from Trusts" in the accompanying Consolidated Balance Sheets. A security interest in the equipment financed by the retail notes is maintained such that in the event of non-performance, the related equipment can be repossessed to minimize losses. As these Trusts are controlled by third parties and meet minimum equity capitalization standards, the assets of the Trust are not included in the consolidated financial statements of the Company.

   Case Credit's portfolio of managed receivables, including receivables owned and receivables serviced for others, has grown from $6.8 billion at December 31, 1998, to $7.5 billion at December 31, 1999. Case Credit's serviced portfolio at December 31, 1999, included $6.7 billion of managed receivables (net of unearned finance charges), including retail and other notes amounting to $3.3 billion (net of unearned finance charges) that were owned by Trusts in the United States and Canada. At December 31, 1998, Case Credit's serviced portfolio included $6.0 billion of managed receivables (net of unearned finance charges), including retail and other notes amounting to $3.1 billion (net of unearned finance charges) that were owned by Trusts in the United States and Canada.

   At December 31, 1999 and 1998, approximately $206 million and $69 million, respectively, of retail notes receivable (net of unearned finance charges) have been pledged as collateral under the Company's, $750 million, U.S. asset-backed commercial paper liquidity facility.

   Retail and other notes receivable and serviced receivables have significant concentrations of credit risk in the farm and construction business sectors. On a geographic basis, there is not a disproportionate concentration of credit in any area of the United States, Canada or Australia.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

Note 5: Property, Plant and Equipment

   Property, plant and equipment are stated at cost prior to the merger. Property, plant and equipment consist of leasehold improvements, furniture and fixtures and construction in progress. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets. Useful lives range from 5 to 14 years for leasehold improvements, 3 to 10 years for furniture and fixtures. Expenditures for maintenance and repairs are charged to expense as incurred.

   Purchase accounting adjustments related to the merger resulted in a fair market value write-up of approximately $1 million to Property, plant and equipment at the date of the merger. This write-up will be amortized over the weighted average remaining life of each asset class. Amortization of the adjustment was immaterial for the period November 12, 1999 through December 31, 1999. The related $2 million balance in "Accumulated depreciation" at the date of the merger was eliminated and is included in "Property and equipment, at cost" in the accompanying Consolidated Balance Sheets.

Note 6: Equipment on Operating Leases

   A summary of equipment on operating leases, is as follows (in millions):

                                      Post-acquisition
                                          basis of     Pre-acquisition basis of
                                         accounting           accounting
                                      ---------------- ------------------------
                                        December 31,         December 31,
                                            1999                 1998
                                      ---------------- ------------------------
      Equipment on operating leases..       $529                 $531
      Accumulated depreciation.......        (12)                 (63)
                                            ----                 ----
        Net equipment on operating
         leases......................       $517                 $468
                                            ====                 ====

   Lease payments owed to Case Credit for equipment under non-cancelable operating leases as of December 31, 1999, are as follows (in millions):

             2000................................. $93
             2001.................................  55
             2002.................................  27
             2003.................................  13
             2004.................................   3
             2005 and thereafter..................   0

   Case Credit purchases equipment from dealers that is leased to retail customers under operating leases. Income from operating leases is recognized over the term of the lease. The Company's investment in operating leases is based on estimated residual values of the leased equipment, which are calculated at the lease inception date. Realization of the residual values is dependent on the Company's future ability to market the equipment under the then prevailing market conditions. Although realization is not assured, management believes that it is more likely than not that the estimated residual values will be realized. Case Corporation guarantees a portion of the residual values on some of Case Credit's operating leases. On these leases, if the guaranteed residual value is not realized, Case Credit will receive a payment from Case Corporation for a portion of the recognized loss. Payments received from Case Corporation for such losses were not significant in any of the periods presented.

   Each item of equipment under operating lease is depreciated on a straight-line basis over a period of time consistent with the lease term. Depreciation expense totaled $59 million for the period January 1 through

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

November 11, 1999 and $12 million for the period November 12 through December 31, 1999. Depreciation expense was $43 million and $22 million for the years ended December 31, 1998 and 1997, respectively. Expenditures for maintenance and repairs are the responsibility of the lessee.

   Purchase accounting adjustments, net of amortization, included in "Equipment on operating leases" in the accompanying Consolidated Balance Sheets as of December 31, 1999 were $33 million as described in Note 2.

Note 7: Other Assets

   The components of other assets as of December 31, 1999 and 1998 are as follows:

                                Post-acquisition basis of Pre-acquisition basis of
                                       accounting                accounting
                                ------------------------- ------------------------
                                      December 31,              December 31,
                                          1999                      1998
                                ------------------------- ------------------------
      Certificates of deposit.            $170                      $ 98
      ABS certificates........             113                        72
      Deferred taxes..........              22                        20
      Investment in joint
       venture................              16                        15
      Other current assets....              10                        22
                                          ----                      ----
        Total.................            $331                      $227
                                          ====                      ====

   Certificates of deposits support retail receivables related to purchases of agricultural equipment by Brazilian customers from Case Corporation. These U.S. dollar indexed certificates are reflected at historical cost on the balance sheet and have maturities that range between three months and six years and bear interest rates between 8.75% and 10.00%. The receivables underlying the certificates of deposit are guaranteed by Case Corporation.

   ABS certificates are stated at historical cost on the balance sheet and bear interest rates between 5.75% and 7.05%. These certificates are classified as held to maturity securities. Interest income is included in "Securitization and servicing fee income" in the accompanying Consolidated Statements of Income.

   The joint venture is accounted for under the equity method of accounting. Income is included in "Other income" in the accompanying Consolidated Statements of Income.

   Purchase accounting adjustments due to the merger resulted in a $36 million net decrease in "Other assets" in the accompanying Consolidated Balance Sheets. Amortization of the related purchase accounting adjustments resulted in income of approximately $5 million for the period November 12, 1999 through December 31, 1999, which is primarily included in "Finance income earned on retail and other notes and finance lease" in the accompanying Consolidated Statements of Income. The remaining purchase accounting adjustments as of December 31, 1999 total $31 million, which will be primarily recognized as an increase to "Finance income earned on retail and other notes and finance leases" in the Consolidated Statements of Income over the next 2 to 38 months.

Note 8: Short-Term Debt

   The Company has various lines of credit and liquidity facilities that include borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements. The Company also has the ability to issue commercial paper in the United States, Canada and Australia. Under the terms of the Company's commercial paper programs, the principal amount of the commercial paper outstanding, combined with the

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES amounts outstanding under the applicable revolving credit facility mentioned below, cannot exceed the total amount available under the revolving credit facility.

   In August 1999, Case Credit renewed its existing three-year, $750 million U.S. commercial paper liquidity facility (the "Liquidity Facility") and extended its maturity to August 2000. Case Credit established the following credit facilities in August 1996: a five-year, $1.2 billion revolving credit facility and a five-year, C$500 million revolving credit facility.

   In October 1997, Case Credit's Australian subsidiary, Case Credit Australia Pty Ltd, established a A$400 million revolving credit facility comprised of a five-year, A$300 million revolving credit facility and a 364-day, A$100 million revolving credit facility.

   A summary of short-term debt is set forth in the following table (in millions):

                                                          Post-         Pre-
                                                       acquisition  acquisition
                                                         basis of     basis of
                                                        accounting   accounting
                                                       ------------ ------------
                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
      Credit agreements (a)...........................     $  0         $ 88
      Commercial paper................................      459          389
      Commercial paper liquidity facility.............      184           73
                                                           ----         ----
        Total short-term debt.........................     $643         $550
                                                           ====         ====

--------
(a) The credit agreements include borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

   The weighted-average interest rates on total short-term debt outstanding at December 31, 1999 and 1998, were 6.2% and 5.6%, respectively. At December 31, 1999, the unused portion of the combined committed credit facilities and the commercial paper program was $1,021 million, and the unused portion of the asset-backed commercial paper liquidity facility was $543 million. At December 31, 1998, the unused portion of the combined committed credit facilities and the commercial paper program was $764 million, and the unused portion of the asset-backed commercial paper liquidity facility was $691 million.

   At the option of the Company, borrowings under the revolving credit facilities bear interest at: (1) prime rate; (2) LIBOR, plus an applicable margin; or (3) banker's bills of acceptance rates, plus an applicable margin. Borrowings may be obtained in U.S. dollars and certain other foreign currencies. Borrowings under the Liquidity Facility bear interest at prevailing commercial paper rates at the date of the borrowing. Case Credit's revolving credit facilities (other than the Liquidity Facility) contain restrictive covenants that require that Case Credit maintain certain financial conditions including a maximum ratio of debt to net worth and a minimum fixed-charge coverage ratio. The revolving credit facilities (other than the Liquidity Facility) also impose restrictions on certain indebtedness, liens on Company assets and ownership of certain subsidiaries. Case Credit is in compliance with all restrictive covenants as of December 31, 1999.

   Due to the availability of financing under the Company's credit facilities and the Company's intent to refinance short-term debt under these facilities, Case Credit has classified $120 million, $230 million and $50 million of borrowings under the commercial paper facilities of Case Credit Corporation, Case Credit Australia Pty Ltd, and Case Credit Ltd., respectively, as long term at December 31, 1999. In 1998, Case Credit classified $341 million, $105 million and $245 million of borrowings under the commercial paper facilities of Case Credit Corporation, Case Credit Australia Pty Ltd and Case Credit Ltd., respectively, as long-term debt.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   The credit facilities generally provide for facility fees on the total commitment, whether used or unused, and also provide for annual agency fees to the administrative agents for the facilities.

Note 9: Long-Term Debt

   In 1999, Case Credit issued $375 million of floating-rate and fixed-rate, medium-term notes in the United States. The floating-rate note has a maturity of 12 months and bears interest based on three-month LIBOR; the fixed-rate notes have maturities of two to three years and interest rates ranging from 5.85% to 6.15%. These note issuances were offered pursuant to the Case Credit's shelf registration statements as filed with the Securities and Exchange Commission in January 1999 and May 1998. The net proceeds from these issuances were used to fund Case Credit's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

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

   Also during the first quarter, Case Credit Australia Pty. Ltd. issued A$175 million of its medium-term notes pursuant to its medium-term note program. These notes have maturities that range from twenty-four to thirty months and bear interest based on BBSW for the floating-rate notes, and 5.75% for the fixed-rate notes. The net proceeds from this issuance were used to fund Case Credit Australia Pty Ltd's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

   Purchase accounting related adjustments due to the merger totaled $27 million, which is included in "Long-term debt" in the accompanying Consolidated Balance Sheets. Amortization of the related purchase accounting adjustments resulted in expense of approximately $2 million for the period November 12, 1999 through December 31, 1999, which is included in "Interest expense" in the accompanying Consolidated Statements of Income. The remaining purchase accounting adjustments as of December 31, 1999 total $25 million, which will be recognized as an increase to "Interest expense" in the accompanying Consolidated Statements of Income over the next 9 to 95 months.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   A summary of long-term debt is set forth in the following table (in millions):

                                                          Post-         Pre-
                                                       acquisition  acquisition
                                                         basis of     basis of
                                                        accounting   accounting
                                                       ------------ ------------
                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
   Case Credit Corporation
     Notes, payable in 2000, floating interest rate
      of 6.90% and 5.91%.............................     $  100       $  100
     Notes, payable in 2001, interest rate of 6.125%.        100          100
     Notes, payable in 2003, interest rate of 6.125%.        200          200
     Notes, payable in 2007, interest rate of 6.75%..        150          150
     Fixed-rate, medium-term notes, maturities
      through 2002, weighted-average interest rate of
      6.04% and 6.04%................................        898          648
     Floating-rate, medium-term notes, maturities
      through 2001, weighted-average interest rate of
      6.24% and 5.48%................................        265          140
     Long-term portion of borrowings under commercial
      paper facilities, average interest rate of
      6.42% and 6.00%................................         40          341
     Direct bid lines, interest rate of 4.90%........         80          --
   Case Credit Australia Pty Ltd
     Fixed-rate, medium-term notes, maturities
      through 2001, interest rate of 5.75%...........         81          --
     Floating-rate, medium-term notes, maturities
      through 2001, interest rate of 6.34%...........         33          --
     Long-term portion of borrowings under commercial
      paper facilities, average interest rate of
      5.91% and 5.10%................................        230          105
   Case Credit Ltd. (Canada)
     Fixed-rate, medium-term notes, maturities
      through 2001, weighted-average interest rate of
      6.26% and 6.20%................................        224           82
     Long-term portion of borrowings under commercial
      paper facilities, average interest rate of 5.3%
      and 5.4%.......................................         50          245
                                                          ------       ------
   Gross long-term debt..............................     $2,451       $2,111
   Less unamortized discount.........................     $  (27)      $   (3)
                                                          ------       ------
   Net long-term debt................................     $2,424       $2,108
                                                          ======       ======

   A summary of the minimum annual repayments of long-term debt as of December 31, 1999, is as follows (in millions):

             2000.............................. $  690
             2001..............................    951
             2002..............................    380
             2003..............................    200
             2004..............................    --
             2005 and thereafter...............    230
                                                ------
               Total........................... $2,451
                                                ======

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

Note 10: Income Taxes

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

   At December 31, 1999 and 1998, the Company has current taxes receivable of $29 million and $25 million, respectively, which are included in "Affiliated receivables" in the accompanying Consolidated Balance Sheets.

   The sources of income before taxes were as follows (in millions):

                                               Post-
                                            acquisition
                                             basis of        Pre-acquisition
                                            accounting     basis of accounting
                                          --------------- ----------------------
                                                                         Years
                                                                         Ended
                                           November 12,   January 1 to December
                                          to December 31, November 11,    31,
                                               1999           1999     1998 1997
                                          --------------- ------------ ---- ----
   U.S. sources..........................       $10           $72      $112 $ 94
   Foreign sources.......................        (4)           18        19   28
                                                ---           ---      ---- ----
   Income before taxes...................       $ 6           $90      $131 $122
                                                ===           ===      ==== ====

   The provision (benefit) for income taxes is as follows (in millions):

                                          Post-
                                       acquisition
                                        basis of          Pre-acquisition
                                       accounting       basis of accounting
                                     --------------- --------------------------
                                      November 12,   January 1 to  Years Ended
                                     to December 31, November 11, December 31,
                                          1999           1999      1998   1997
                                     --------------- ------------ ------ ------
   Current:
     United States..................      $  1           $ 15     $  13  $   13
     Foreign........................       --               8         8      10
     State..........................       --             --          1      (1)
                                          ----           ----     -----  ------
       Total current................         1             23        22      22
                                          ====           ====     =====  ======
   Deferred:
     United States..................         2              8        22      17
     Foreign........................       --             --          1     --
     State..........................         0              1         1       1
                                          ----           ----     -----  ------
       Total deferred...............         2              9        24      18
                                          ----           ----     -----  ------
       Total tax provision..........      $  3           $ 32     $  46  $   40
                                          ====           ====     =====  ======

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   Following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the tax provision reflected in the accompanying Consolidated Statements of Income (in millions):

                                        Post-
                                     acquisition
                                      basis of          Pre-acquisition
                                     accounting       basis of accounting
                                   --------------- ---------------------------
                                    November 12,   January 1 to  Years Ended
                                   to December 31, November 11, December 31,
                                   --------------- ------------ --------------
                                        1999           1999      1998    1997
                                   --------------- ------------ ------  ------
   Tax provision at U.S. Federal
    income tax rate...............       $ 2           $ 32     $   46  $  43
   State taxes, net of Federal
    benefit.......................       --             --           1    --
   Reduction in valuation
    allowance.....................       --             --         --      (2)
   Other..........................         1            --          (1)    (1)
                                         ---           ----     ------  -----
     Total tax provision..........       $ 3           $ 32     $   46  $  40
                                         ===           ====     ======  =====

   Case Credit has not recorded valuation allowances against deferred tax assets in tax jurisdictions where Case and Case Credit have been profitable as management believes it is more likely than not that such assets will be realizable. Deferred tax assets and deferred tax liability are included in "Other assets" and "Accounts payable and other accrued liabilities", respectively, in the accompanying Consolidated Balance Sheets. The Company had valuation allowances in certain tax jurisdictions where future profitability was uncertain. In 1997, the remaining valuation allowances were reversed in full.

   The components of the net deferred tax assets/(liabilities) are as follows (in millions):

                                                Post-acquisition Pre-acquisition
                                                    basis of        basis of
                                                   accounting      accounting
                                                ---------------- ---------------
                                                  December 31,    December 31,
                                                      1999            1998
                                                ---------------- ---------------
   Deferred tax assets/(liabilities):
     Allowance for credit losses...............       $ 12            $ 12
     Deferred gains on receivables.............        (37)            (34)
     Accrued expenses..........................          3               3
     Leasing adjustments.......................          5               5
     Depreciation..............................        (40)            (18)
     Purchasing Accounting Adjustment..........        (14)            --
     Other.....................................         (3)             (1)
                                                      ----            ----
       Net deferred tax liabilities............       $(74)           $(33)
                                                      ====            ====

Note 11: Financial Instruments

 Fair Market Value of Financial Instruments

   The estimated fair market values of financial instruments that do not approximate the carrying values in the financial statements are as follows (in millions):

                                            Post-acquisition     Pre-acquisition
                                                basis of            basis of
                                               accounting          accounting
                                            -------------------  ---------------
                                                                  December 31,
                                            December 31, 1999         1998
                                            -------------------  ---------------
                                            Carrying    Fair     Carrying  Fair
                                             Amount     Value     Amount  Value
                                            ---------  --------  -------- ------
      Notes receivable.....................  $  2,874  $  2,870   $2,476  $2,494
      Long-term debt.......................     2,424     2,411    2,108   2,106
      Derivatives..........................        (2)       (7)     --      --

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   The fair market value of notes receivable was based on discounting the estimated future payments of fixed-rate receivables at prevailing market rates. The fair value of the interest only strip component of the "Due from Trusts" included in total receivables was based on loss, prepayment and interest rate assumptions approximating those currently experienced by the Company. The carrying amounts of floating-rate receivables, ABS certificates, and certificates of deposit approximate their fair market value. The fair value of fixed-rate, long-term debt was based on the market value of debt with similar maturities and interest rates; the carrying amount of floating-rate, long-term debt approximates its fair value. The carrying amount and fair value of derivatives was not material at December 31, 1998.

 Derivatives

   The Company uses derivative financial instruments to manage its interest rate exposures. Case Credit does not hold or issue such instruments for trading purposes. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates, and only represent a small portion of the notional amounts. The credit risk under these agreements is minimized through diversification among counterparties with high credit ratings.

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

 Interest Rate Swaps

   Case Credit enters into interest rate swaps to stabilize funding costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counterparty to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. Swap contracts are principally between one to three years in duration. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense.

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

   The weighted-average pay and receive rates for the swaps outstanding at December 31, 1999, were 5.65% and 5.10%, respectively, at a notional amount of approximately $1,125 million. The weighted-average pay and receive rates for the swaps outstanding at December 31, 1998, were 5.55% and 5.10%, respectively, at a notional amount of approximately $347 million.

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

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   Premiums paid for interest rate cap agreements purchased and sold are included in "Other assets" and "Accounts payable and other accrued liabilities," respectively, in the accompanying Consolidated Balance Sheets, and are amortized to interest expense over the terms of the agreements. Amounts receivable or payable under cap agreements are recognized in net income as adjustments to interest expense over the term of the related debt. If interest rate cap agreements are terminated due to the underlying debt being extinguished, in conjunction with an ABS transaction, any resulting gain or loss is recognized in net income as a component of "Net gain on retail notes sold" at the time of the termination.

   At December 31, 1999, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $255 million. At December 31, 1998, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $55 million.

 Treasury Rate Lock Agreements

   A Treasury rate lock is a commitment to either purchase or sell the designated financial instrument at a future date (the determination date) for a specified price (the reference yield). The purpose of this instrument is to protect fixed-rate debt from fluctuations in the yield of the Treasury Note that forms the basis of pricing the debt. As of December 31, 1999, Case Credit had entered into $200 million of Treasury rate locks based on one, two and three-year Treasury Notes at a weighted-average yield of 6.11%. At December 31, 1998, Case Credit had Treasury Rate locks with a notional value of $125 million, based on two year Treasury Notes, at a weighted-average yield of 4.59%.

   Case Credit accounts for these Treasury rate locks as hedges of the anticipated issuance of fixed-rate securities to outside investors in ABS transactions as changes in the fair market value of these instruments are highly correlated to changes in the fair value of the securities to be issued. Unrealized gains or losses are deferred until the Treasury rate locks are terminated upon the issuance of the related securities at which time they are recognized in net income as a component of the "Net gain on retail notes sold". The unrealized gains on Treasury rate locks in place as of December 31, 1999 total $1 million and are being deferred until consummation of Case Credit's anticipated ABS transaction in March, 2000.

Note 12: Related Party Transactions

   Case Credit receives compensation from Case for retail lease contracts that were created under certain low-rate financing programs and interest waiver programs offered by Case. The amount of such compensation not yet paid by Case as of December 31, 1999 and 1998, was $6 million and $10 million respectively, and is included in "Affiliated receivables" in the accompanying Consolidated Balance Sheets.

   Operating expenses include charges from Case for administrative expenses related to employees who perform specific functions for Case Credit. Such charges amounted to $31 million for the period January 1, to November 11, 1999 and $2 million for the period November 12, to December 31, 1999, and $24 million and $18 million for the years ended December 31, 1998 and 1997, respectively. Management believes that these charges reasonably reflect the actual costs of services provided.

Note 13: Commitments and Contingencies

 Legal Matters

   The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on Case Credit's financial position or results of operations.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

 Commitments

   Commitments under capital and operating leases are not significant to the financial statements. Total rental expense for operating leases was minimal for the periods January 1 to November 11, 1999 and November 12 to December 31, 1999 and for the years ended December 31, 1998 and 1997.

Note 14: Segment and Geographical Information

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

   The accounting policies of the segments are described in Note 2, "Summary of Significant Accounting Policies." Case Credit evaluates segment performance based on segment profit, defined as segment net income. Transfers between segments are accounted for at market value.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS--(Concluded)


   A summary of Case Credit's reportable segment and geographical information is set forth in the following table (in millions):

                                   Post-acquisition
                                       basis of      Pre-acquisition basis of
                                      accounting            accounting
                                   ---------------- --------------------------
                                                                  Years ended
                                    November 12 to  January 1 to December 31,
                                     December 31,   November 11, -------------
                                         1999           1999      1998   1997
                                   ---------------- ------------ ------ ------
Revenues:
United States.....................      $   44         $  312    $  315 $  219
Canada............................           4             48        42     36
Australia.........................           2             28        20     17
Other.............................         --               1       --     --
                                        ------         ------    ------ ------
  Total...........................      $   50         $  389    $  377 $  272
                                        ======         ======    ====== ======
Interest expense:
United States.....................      $   22         $  124    $  113 $   75
Canada............................           3             23        21     12
Australia.........................         --              16         9     11
                                        ------         ------    ------ ------
  Total...........................      $   25         $  163    $  143 $   98
                                        ======         ======    ====== ======
Segment profit:
United States.....................      $    7         $   48    $   75 $   64
Canada............................          (1)             6         6     15
Australia.........................          (3)             4         4      3
                                        ------         ------    ------ ------
  Total...........................      $    3         $   58    $   85 $   82
                                        ======         ======    ====== ======
Depreciation and amortization:
United States.....................      $   13         $   58    $   42 $   22
Canada............................           1              4         3      2
                                        ------         ------    ------ ------
  Total...........................      $   14         $   62    $   45 $   24
                                        ======         ======    ====== ======
Expenditures for additions to
 long-lived assets*:
United States.....................      $    8         $  134    $  321 $   92
Canada............................           8              1        13      9
                                        ------         ------    ------ ------
  Total...........................      $   16         $  135    $  334 $  101
                                        ======         ======    ====== ======
Segment assets (at the end of the
 period):
United States.....................      $2,891         $2,857    $2,220 $1,733
Canada............................         549            494       543    383
Australia.........................         536            510       488    225
Other.............................           4              4         9     21
                                        ------         ------    ------ ------
  Total...........................      $3,980         $3,865    $3,260 $2,362
                                        ======         ======    ====== ======
Long-lived assets* (at the end of
 the period):
United States.....................      $  496         $  507    $  448 $  169
Canada............................          26             26        23     13
                                        ------         ------    ------ ------
  Total...........................      $  522         $  533    $  471 $  182
                                        ======         ======    ====== ======

--------
*  Includes equipment on operating lease and property, plant, and equipment

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

                              REPORTS ON FORM 8-K

   In a Current Report filed on 8-K dated November 15, 1999, CNH Global, N.V. ("CNH"), the indirect parent of Case Corporation, issued three press releases announcing its Board of Directors, its senior management team and certain details regarding CNH's future operations.

   In a Current Report filed on 8-K dated November 12, 1999, Case Corporation and New Holland announced that the merger of Case Corporation and New Holland had been completed.

   In a Current Report filed on 8-K dated November 4, 1999, Case Corporation announced that the United States Department of Justice had approved the Case-New Holland merger, and that the anticipated closing date of the merger was Friday, November 12, 1999.

   In a Current Report filed on form 8-K dated October 28, 1999, Case Corporation announced that the European Commission had approved the Case-New Holland merger.

   In a Current Report filed on Form 8-K dated October 26, 1999, Case Capital Corporation announced its unaudited financial results for the quarter ended September 30, 1999.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Case Credit Corporation

                                                 /s/ Andrew E. Graves
                                          By: _________________________________
                                                     Andrew E. Graves
                                              President and Chief Executive
                                                         Officer

Date: March 30, 2000

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


Date: March 30, 2000

   Supplemental Information To Be Furnished With Reports Filed Pursuant to
Section 15(d) Of The Act By Registrants Which Have Not Registered Securities Pursuant To Section 12 Of The Act.

   No annual report to security holders covering the registrant's fiscal year ended December 31, 1999, or any proxy material has been sent to the registrant's security holders.

                                 EXHIBIT INDEX

                                                                     Sequential
  Exhibit                                                               Page
  Number                    Description of Exhibit                    Numbers
 --------                   ----------------------                   ----------
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

  4(b)(6)  Officers' Certificate and Company Order of Case Credit
           Corporation, dated December 8, 1997, related to the Medium-Term Notes, Series A. (Filed as Exhibit 4.4 to the Form 8-K dated December 19, 1997, and incorporated herein by reference.)

                                                                     Sequential
  Exhibit                                                               Page
  Number                    Description of Exhibit                    Numbers
 --------                   ----------------------                   ----------
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

 10(c)(1)  Revolving Credit Agreement, dated as of August 23,
           1996, among Case Credit Ltd., the Lenders parties thereto, the Canadian Imperial Bank of Commerce, as Co-
           Agent, and The Bank of Nova Scotia, as Agent. (Filed as
           Exhibit 10(b) to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.)

                                                                     Sequential
  Exhibit                                                               Page
  Number                    Description of Exhibit                    Numbers
 --------                   ----------------------                   ----------
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

 10(d)(1)  Deed of Guarantee and Negative Pledge, dated October
           17, 1997, executed by Case Credit Corporation pursuant to which Case Credit Corporation guarantees certain indebtedness of Case Credit Australia Pty Ltd. (Filed as Exhibit 10(c) to the Company's Quarterly Report on
           Form 10-Q for the Quarter ended September 30, 1997, and incorporated herein by reference.)

 10(d)(2) Bill Facility Agreement, dated October 17, 1997, between Case Credit Australia Pty Ltd, the lenders parties thereto, and National Australia Bank Ltd, as Agent. (Filed as Exhibit 10(d) to the Company's
           Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1997, and incorporated herein by reference.)

 10(d)(3)  Deed Poll, dated October 17, 1997, executed by Case
           Credit Australia Pty Limited, pursuant to which Case
           Credit Australia Pty Ltd may from time to time issue medium-term notes. (Filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)

 10(e)(1)  Liquidity Agreement, dated as of June 23, 1994, among
           Case Equipment Loan Trust 1994-B, the Lenders named therein, the Co-Agents named therein, and Chemical
           Bank, as U.S. Agent. (Filed as Exhibit 10(a)(3) of Case
           Corporation's Registration Statement No. 33-82158, and incorporated herein by reference.)

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

 12        Computation of Ratio of Earnings to Fixed Charges.

 23        The consent of Arthur Andersen LLP, Independent Public
           Accountants.

 27        Financial Data Schedule.