Form 10-Q
period 2000-03-31
CASE CREDIT CORP
filed 2000-05-12
CIK 1005319

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

                 For the quarterly period ended March 31, 2000

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

   Common Stock, par value $5.00 per share: 200 shares outstanding as of April 30, 2000, all of which are owned by CNH Capital Corporation.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                  PART I

  Item 1. Financial Statements

    Statements of Income...................................................   3

    Balance Sheets.........................................................   4

    Statements of Cash Flows...............................................   5

    Statements of Changes in Stockholder's Equity..........................   6

    Notes to Financial Statements..........................................   7

  Item 2. Management's Analysis of Results of Operations...................   9

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  11

                                  PART II

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

                                    PART I.
Item 1. Financial Statements.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (in millions)
                                  (Unaudited)

                                                                                                         Post-         Pre-
                                                                                                      acquisition  acquisition
                                                                                                        basis of     basis of
                                                                                                       accounting   accounting
                                                                                                      ------------ ------------
                                                                                                      Three Months Three Months
                                                                                                         Ended        Ended
                                                                                                       March 31,    March 31,
                                                                                                          2000         1999
                                                                                                      ------------ ------------
Revenues:
  Finance income earned on retail and other notes and finance leases.................................     $ 42         $ 40
  Interest income from Case Corporation..............................................................        7           11
  Net gain on retail notes sold......................................................................        7           17
  Securitization and servicing fee income............................................................       12           12
  Lease income on operating leases...................................................................       29           23
  Other income.......................................................................................        7            6
                                                                                                          ----         ----
    Total revenues...................................................................................      104          109
Expenses:
  Interest expense...................................................................................       53           45
  On payables to affiliates..........................................................................        1          --
                                                                                                          ----         ----
    Interest expense.................................................................................       54           45
Operating expenses:
  Fees charged by Case Corporation...................................................................        7            8
  Administrative and operating expenses..............................................................        6            4
  Provision for credit losses........................................................................       14            4
  Goodwill amortization..............................................................................        2          --
  Depreciation of equipment on operating leases......................................................       19           16
  Other..............................................................................................      --             1
                                                                                                          ----         ----
    Total operating expenses.........................................................................       48           33
                                                                                                          ----         ----
    Total expenses...................................................................................      102           78
                                                                                                          ----         ----
Income before taxes..................................................................................        2           31
Income tax provision.................................................................................        1           11
                                                                                                          ----         ----
Net income...........................................................................................     $  1         $ 20
--------------------------------------------------
                                                                                                          ====         ====

   The accompanying notes to financial statements are an integral part of these Statements of Income.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                        (in millions, except share data)
                                  (Unaudited)

                                                         Post-acquisition basis
                                                             of accounting
                                                         ----------------------
                                                         March 31, December 31,
                         ASSETS                            2000        1999
                         ------                          --------- ------------
Cash and cash equivalents...............................  $   31      $   67
Retail and other notes and finance leases...............   2,708       2,674
Due from trusts.........................................     237         231
                                                          ------      ------
    Total receivables...................................   2,945       2,905
Allowance for credit losses.............................     (35)        (31)
                                                          ------      ------
    Total receivables--net..............................   2,910       2,874
Affiliated receivables..................................       3          58
Equipment on operating leases, at cost..................     563         529
Accumulated depreciation................................     (31)        (12)
                                                          ------      ------
    Net equipment on operating leases...................     532         517
Property and equipment, at cost.........................       5           5
Accumulated depreciation................................     --          --
                                                          ------      ------
    Net property and equipment..........................       5           5
Goodwill, net...........................................     126         128
Other assets............................................     360         331
                                                          ------      ------
    Total...............................................  $3,967      $3,980
                                                          ======      ======
          LIABILITIES AND STOCKHOLDER'S EQUITY
          ------------------------------------
Short-term debt.........................................  $  848      $  643
Accounts payable and other accrued liabilities..........     202         201
Affiliated payables.....................................      74          14
Deposits withheld from dealers..........................      13          16
Long-term debt..........................................   2,155       2,424
                                                          ------      ------
    Total liabilities...................................   3,292       3,298
                                                          ------      ------
Minority interest.......................................       1           1
Stockholder's equity:
  Common Stock, $5 par value, 200 shares authorized,
   issued and outstanding...............................     --          --
  Paid-in capital.......................................     674         674
  Accumulated other comprehensive income................      (4)          4
  Retained earnings.....................................       4           3
                                                          ------      ------
    Total stockholder's equity..........................     674         681
                                                          ------      ------
    Total...............................................  $3,967      $3,980
                                                          ======      ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (in millions)
                                  (Unaudited)

                                                                                                         Post-         Pre-
                                                                                                      acquisition  acquisition
                                                                                                        basis of     basis of
                                                                                                       accounting   accounting
                                                                                                      ------------ ------------
                                                                                                      Three Months Three Months
                                                                                                         Ended        Ended
                                                                                                       March 31,    March 31,
                                                                                                          2000         1999
                                                                                                      ------------ ------------
Operating activities:
  Net income.........................................................................................    $   1        $  20
  Adjustments to reconcile net income to net cash provided by operating activities:
    Purchase accounting amortization.................................................................        6          --
    Depreciation and amortization....................................................................       20           16
    Provision for credit losses......................................................................       14            4
    Net gain on retail notes sold....................................................................       (7)         (17)
    Changes in components of working capital:
      (Increase) in other assets.....................................................................       (4)          (2)
      Increase in accounts payable and other accrued liabilities.....................................       53           33
      Other, net.....................................................................................       (8)           5
                                                                                                         -----        -----
        Net cash provided by operating activities....................................................       75           59
                                                                                                         -----        -----
Investing activities:
  Cost of receivables acquired.......................................................................     (568)        (779)
  Proceeds from sales of receivables.................................................................      340          422
  Collections of receivables.........................................................................      237          175
  Purchase of equipment on operating leases..........................................................      (33)         (42)
  Increase in investments in other assets............................................................      (20)         (47)
                                                                                                         -----        -----
        Net cash (used) by investing activities......................................................      (44)        (271)
                                                                                                         -----        -----
Financing activities:
  Proceeds from the issuance of long-term debt.......................................................      --           491
  Payment of long-term debt..........................................................................     (150)         --
  Net increase (decrease) in revolving credit facilities.............................................       83         (286)
                                                                                                         -----        -----
        Net cash (used) provided by financing activities.............................................      (67)         205
                                                                                                         -----        -----
(Decrease) in cash and cash equivalents..............................................................      (36)          (7)
Cash and cash equivalents, beginning of period.......................................................       67           35
                                                                                                         -----        -----
Cash and cash equivalents, end of period.............................................................    $  31        $  28
                                                                                                         =====        =====
Cash paid during the period for interest.............................................................    $  51        $  31
                                                                                                         =====        =====
Cash (received) paid during the period for taxes.....................................................    $ (26)       $   7
--------------------------------------------------
                                                                                                         =====        =====

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (in millions)
                                  (Unaudited)

                                                                                 Accumulated
                                                                                    Other
                                                                 Common Paid-in Comprehensive Retained        Comprehensive
Pre-acquisition basis of accounting                              Stock  Capital    Income     Earnings Total     Income
-----------------------------------                              ------ ------- ------------- -------- -----  -------------
Balance, December 31, 1996......................................  $--    $ 199      $ (6)      $  47   $ 240
Comprehensive income:
  Net income....................................................   --       --        --          82      82      $ 82
  Translation adjustment........................................   --       --       (10)         --     (10)      (10)
                                                                                                                  ----
    Total.......................................................                                                  $ 72
                                                                                                                  ====
Capital contribution from Case Corp.............................   --       45        --          --      45
                                                                  ---    -----      ----       -----   -----
Balance, December 31, 1997......................................  $--    $ 244      $(16)      $ 129   $ 357
Comprehensive income:
  Net income....................................................   --       --        --          85      85      $ 85
  Translation adjustment........................................   --       --        (8)         --      (8)       (8)
                                                                                                                  ----
    Total.......................................................                                                  $ 77
                                                                                                                  ====
Capital contribution from Case Corp.............................   --       25        --          --      25
                                                                  ---    -----      ----       -----   -----
Balance, December 31, 1998......................................  $--    $ 269      $(24)      $ 214   $ 459
Comprehensive income:
  Net income....................................................   --       --        --          58      58      $ 58
  Translation adjustment........................................   --       --         3          --       3         3
                                                                                                                  ----
    Total ......................................................                                                  $ 61
                                                                  ---    -----      ----       -----   -----      ====
Balance, November 11, 1999......................................  $--    $ 269      $(21)      $ 272   $ 520
Post-acquisition basis of accounting
------------------------------------
Balance at November 11, 1999....................................  $--    $ 269      $(21)      $ 272   $ 520
Elimination of paid-in capital, cumulative translation
 adjustment, and retained earnings..............................          (269)       21        (272)   (520)
Purchase price allocation.......................................   --      674        --          --     674
Comprehensive income
  Net income....................................................   --       --        --           3       3      $  3
  Translation adjustment........................................   --       --         4          --       4         4
                                                                                                                  ----
    Total.......................................................                                                  $  7
                                                                  ---    -----      ----       -----   -----      ====
Balance, December 31, 1999......................................  $--    $ 674      $  4       $   3   $ 681
Comprehensive income:
  Net income....................................................   --       --        --           1       1      $  1
  Translation adjustment........................................   --       --        (8)         --      (8)       (8)
                                                                                                                  ----
    Total.......................................................                                                  $ (7)
                                                                  ---    -----      ----       -----   -----      ====
Balance, March 31, 2000.........................................  $--    $ 674      $ (4)      $   4   $ 674
--------------------------------------------------
                                                                  ===    =====      ====       =====   =====

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

   Case Credit Corporation is a subsidiary of CNH Capital Corporation ("CNH Capital"), formerly Case Capital. CNH Capital, a wholly owned subsidiary of Case Corporation ("Case"), provides broad-based financial services for the global marketplace. Case Corporation is a wholly owned subsidiary of CNH Global N.V. ("CNH"). Through Fiat Netherlands Holding N.V. ("Fiat Netherlands Holding"), formerly New Holland Holdings N.V., Fiat S.p.A. ("Fiat") owns approximately 71% of CNH's outstanding common shares. As a result, Fiat controls all matters submitted to a vote of CNH's shareholders, including approval of annual dividends, election and removal of its directors and approval of extraordinary business combinations. Further information concerning the acquisition of Case by Fiat Netherlands Holding is included in
Note 3 of Case Credit Corporation Annual Report on Form 10-K for 1999, as filed with the Securities and Exchange Commission.

   In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of March 31, 2000, and the results of operations, changes in stockholder's equity and cash flows for the periods indicated. We suggest that you read these interim financial statements in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999. Interim financial results are not necessarily indicative of operating results for an entire year.

   Certain reclassifications have been made to conform the prior year's financial statements to the 2000 presentation.

(2) Accounting Pronouncements

   Effective January 1, 1999, the Company adopted Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." The Company's accounting for the costs of start-up activities is consistent with the guidelines established in the SOP and, as a result, the adoption of this statement had no effect on the Company's financial position or results of operations.

   The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133," this statement must be adopted no later than January 1, 2001, although earlier application is permitted. The Company is currently evaluating the impact of adopting SFAS No. 133.

(3) Asset-Backed Securitizations

   During the first quarter of 2000, limited-purpose business trusts organized by CNH Capital, issued $1,127 million of asset-backed securities to outside investors, of which $427 million was prefunded and will be sold to the trusts as receivables are generated. As of March 31, 2000, CNH Capital had sold $722 million of retail notes to the trusts in connection with these issuances. Of the $722 million of retail receivables sold to the trust, Case Credit originated $363 million and New Holland Credit, a wholly owned subsidiary of CNH Global N.V., originated $359 million. During the first quarter of 1999, limited-purpose business trusts organized by Case Credit issued $760 million of asset-backed securities to outside investors. As of March 31, 1999, Case Credit originated and sold $400 million of retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes during the first three months of 2000 and 1999 were used to repay outstanding debt and to finance additional receivables.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(Concluded)


(4) Long-Term Debt

   During the first quarter of 2000, Case Credit issued no additional debt and retired an aggregate of $150 million of debt, including $100 million of long-term debt and $50 million of medium-term debt.

(5) Income Taxes

   On a consolidated basis, the Company's 2000 and 1999 first quarter effective tax rate of 35% was equal to the U.S. statutory rate.

(6) Accumulated Other Comprehensive Income

   Accumulated other comprehensive income of $(4) million and $4 million as of March 31, 2000 and December 31, 1999, respectively, consists solely of cumulative translation adjustments.

(7) Related Party Transactions

   On February 29, 2000, New Holland Credit loaned $60 million to Case Credit. This loan bears an interest rate at the one-month LIBOR (6.28% as of March 31, 2000), plus an applicable margin, and matures in the second quarter of 2000. As part of the asset-backed securitization (see Note 3), Case Credit purchased $359 million of receivables from New Holland Credit at fair market value.

Item 2. Management's Analysis of Results of Operations.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

Three Months Ended March 31, 2000, vs. Three Months Ended March 31, 1999

 Net Income

   Case Credit recorded net income of $1 million for the first quarter of 2000, as compared to net income of $20 million in the prior period. The $19 million decrease in net income is due to amortization expense resulting from purchase accounting adjustments related to the Case-New Holland merger, lower margins on receivables and lower gains on asset-backed securitizations due to a rising interest rate environment and increased provision for credit losses. These decreases were partially offset by an increase in lease income on operating leases, reflecting the growth in Case Credit's operating lease portfolio.

 Revenues

   Case Credit reported total revenues of $104 million for the first quarter of 2000, a decrease of $5 million from the prior year. Net gain on retail notes sold decreased $10 million to $7 million as compared to $17 million for the first quarter of 1999 due to a rising interest rate environment and lower volume of asset-backed securitizations, and an increased loss assumption partially offset by a recognition of a servicing fee asset. This was partially offset by an increase in operating lease income of $6 million to a total of $29 million for the first quarter of 2000, reflecting the growth in Case Credit's operating lease portfolio.

 Expenses

   Interest expense for the first quarter of 2000 was $54 million, up $9 million from the $45 million reported in the first quarter of 1999. The increase in interest expense resulted from amortization expense resulting from purchase accounting adjustments related to the merger, rising interest rates and higher average debt levels during the first quarter of 2000 as compared to the first quarter of 1999, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

   Operating expenses increased $15 million to a total of $48 million in the first quarter of 2000 as compared to the first quarter of 1999. This increase primarily resulted from a $10 million increase in Case Credit's loss provision as a result of higher average receivables, the downturn in the agricultural market, and the impact of portfolio diversification into markets that have historically had higher loss rates than Case Credit's core agricultural and construction equipment businesses.

 Serviced Portfolio

   During the first quarter of 2000, Case Credit's serviced portfolio of receivables increased 4% over the same period last year to $7.3 billion. Growth in the quarter resulted from Case Credit's focus on new markets and new products. Gross receivables originated in the first three months of 2000 decreased 24% to a total of $791 million versus the same period in 1999 primarily due a lower volume of equipment sales by Case.

   During the first quarter of 2000, limited-purpose business trusts organized by CNH Capital, issued $1,127 million of asset-backed securities to outside investors, of which $427 million was prefunded and will be sold to the trusts as receivables are generated. As of March 31, 2000, CNH Capital had sold $722 million of retail notes to the trusts in connection with these issuances. Of the $722 million of retail receivables sold to the trust, Case Credit originated $363 million and New Holland Credit originated $359 million. During the first quarter of 1999, limited-purpose business trusts organized by Case Credit issued $760 million of asset-backed securities to outside investors. As of March 31, 1999, Case Credit originated and sold $400 million of retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes during the first three months of 2000 and 1999 were used to repay outstanding debt and to finance additional receivables.

 Liquidity and Capital Resources

   The discussion of liquidity and capital resources focuses on the balance sheets and statements of cash flows. Whenever necessary, funds provided from operations are supplemented from external sources.

   Cash provided by operating activities increased $16 million to a total of $75 million in the first quarter of 2000 as compared to the first quarter of 1999. In both years, the primary driver was an increase in accounts payable and other accrued liabilities.

   Net cash used by investing activities was $44 million and $271 million for the first quarter of 2000 and 1999, respectively. Lower acquisitions of $211 million caused the decrease between years.

   Net cash used by financing activities was $67 million for the first three months of 2000, primarily due to the repayment of outstanding debt. Net cash provided by financing activities was $205 million for the first three months of 1999 as Case Credit issued an aggregate of $491 million of medium-term notes. The net proceeds from the medium-term note issuances were used to fund Case Credit's growth initiatives.

 Future Liquidity and Capital Resources

   The Company has various lines of credit and liquidity facilities that include borrowings under both committed credit facilities and uncommitted lines of credit. The Company also has the ability to issue commercial paper in the United States, Canada, and Australia. Under the terms of the Company's commercial paper programs, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the applicable revolving credit facility, cannot exceed the total amount available under the revolving credit facility.

   The Company maintains sufficient committed lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. The Company manages its aggregate short-term borrowings so as not to exceed its availability under its committed lines of credit. The Company accesses short-term debt markets, predominantly through commercial paper issuances and uncommitted credit facilities, to fund its short-term financing requirements and to ensure liquidity. As funding needs are determined to be of a longer-term nature, the Company may access medium- and long-term debt markets, as appropriate and as available, to refinance short-term borrowings and, thus, replenish its short-term liquidity. The Company's long-term financing strategy is to maintain continuous access to the debt and equity capital markets to accommodate its liquidity needs. Whenever necessary, funds provided from operations are supplemented from external borrowing sources.

 Outlook

   In financial services, the current dynamic environment for interest rates is expected to continue during 2000. Over time, the Company can incorporate rate changes into its pricing, but these changes are expected to negatively impact earnings until rates stabilize. The outlook remains unchanged for demand in Case's agricultural equipment and construction equipment markets; however, rising interest rates and unfavorable foreign exchange are adversely impacting the results of the Company's equipment and financial services operations. Industry demand for agricultural equipment remains in line with Case's expectation, driven by low commodity prices and higher grain inventories. As a result, Case continues to expect worldwide sales of agricultural equipment to be moderately lower than the previous year, particularly for high horsepower tractors and combines. The global outlook for Case's construction equipment markets continues to be stable. In North America, demand in 2000 is expected to be only slightly lower than the strong 1999 level, as construction activity continues to be sustained by a healthy economy. In Europe, the sales outlook remains slightly above last year due to stronger market conditions. In Latin America and other markets around the world, the company continues to expect significant sales improvement compared to relatively low 1999 levels as a result of more stable economic conditions.

   The information included in the "Outlook" section represent forward-looking statements and involves risks and uncertainties that could cause actual result to differ materially from those in the forward-looking statements. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for the Company include general economic and capital market conditions, the cyclical nature of its business, foreign currency movements, the Company's and its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), the effect of conversion to the Euro, technological difficulties (changes in environmental laws, and employee and labor relations). Further information concerning factors that could significantly impact expected results is included in the following sections of CNH Global N.V.'s Annual Report on Form 20-F for 1999, as filed with the Securities and Exchange
Commission: Item 1 Description of Business and Item 9 Management's Discussion and Analysis of Financial Condition and Results of Operations. Further information concerning factors that could significantly impact expected results is also included in the following sections of Case Credit Corporation Annual Report on Form 10-K for 1999, as filed with the Securities and Exchange
Commission: Item 1 Business and Item 7 Management's Analysis of Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 Interest Rate Risk Management

   The Company uses derivative financial instruments to manage its interest rate exposures. Case Credit does not hold or issue financial instruments for trading purposes. For information regarding Case Credit's interest rate risk management, reference is made to Item 7A and Note 11 to the Case Credit Financial Statements in the Company's 1999 Annual Report on Form 10-K. There has been no material change in the Company's market risk exposures that affect the quantitative and qualitative disclosures as presented as of March 31, 2000.

 Commodity Price and Foreign Currency Risk Management

   Commodity prices impact Case Corporation's sales, which may have an impact on Case Credit's originations. Case Credit is subject to foreign currency risk in Canada, Australia, and Europe as the investments in these countries are impacted by currency fluctuations. For information regarding Case Credit's commodity price and foreign currency risk management, reference is made to
Item 7A to the Case Credit Financial Statements in the Company's 1999 Annual Report on Form 10-K. There has been no material change in the Company's market risk exposures that affect the quantitative and qualitative disclosures as presented as of March 31, 2000.

                                    PART II.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits.

     A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

   (b) Reports on Form 8-K.

     None.

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

Date: May 12, 2000

                                 EXHIBIT INDEX

                                                               Sequential
  Exhibit                                                         Page
  Number                 Description of Exhibit                 Numbers
  -------                ----------------------                ----------
 12        Computation of Ratio of Earnings to Fixed Charges
 27        Financial Data Schedule

                                                                      EXHIBIT 12

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (Dollars in millions)

                                         Post-acquisition     Pre-acquisition
                                        basis of accounting basis of accounting
                                        ------------------- -------------------
                                        Three Months Ended  Three Months Ended
                                          March 31, 2000      March 31, 1999
                                        ------------------- -------------------
Net income.............................        $  1                $ 20
Add:
  Interest expense.....................          54                  45
  Amortization of capitalized debt
   expense.............................         --                    1
  Income tax expense and other taxes on
   income..............................           1                  11
                                               ----                ----
    Earnings as defined................        $ 56                $ 77
                                               ====                ====
Interest expense.......................        $ 54                $ 45
Amortization of capitalized debt
 expense...............................         --                    1
                                               ----                ----
    Fixed charges as defined...........        $ 54                $ 46
                                               ====                ====
Ratio of earnings to fixed charges.....        1.04x               1.67x
                                               ====                ====