Form 10-Q
period 2000-06-30
CASE CREDIT CORP
filed 2000-08-14
CIK 1005319

                                   DRAFT #5
                                August 14, 2000


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 33-80775-01
                          --------------------------
                            Case Credit Corporation
            (Exact name of registrant as specified in its charter)


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

     Common Stock, par value $5.00 per share: 200 shares outstanding as of June 30, 2000, all of which are owned by CNH Capital Corporation.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                    PART I

Item 1. Financial Statements


        Statements of Income ..............................................   3

        Balance Sheets ....................................................   4

        Statements of Cash Flows ..........................................   5

        Statements of Changes in Stockholder's Equity .....................   6

        Notes to Financial Statements .....................................   7

Item 2. Management's Analysis of Results of Operations.....................   9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  12

                                    PART II

Item 1. Legal Proceedings .................................................   *

Item 2. Changes in Securities..............................................   *

Item 3. Defaults Upon Senior Securities ...................................   *

Item 4. Submission of Matters to a Vote of Security Holders ...............   *

Item 5. Other Information .................................................   *

Item 6. Exhibits and Reports on Form 8-K...................................  13

__________
*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                    PART I.
Item 1.  Financial Statements.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (in millions)
                                  (Unaudited)

                                                                Post-               Pre-               Post-             Pre-
                                                         acquisition basis   acquisition basis  acquisition basis  acquisition basis
                                                           of accounting       of accounting      of accounting      of accounting
                                                         -----------------   -----------------  -----------------  -----------------

                                                            Three Months       Three Months        Six Months          Six Months
                                                           Ended June 30,     Ended June 30,     Ended June 30,      Ended June 30,
                                                               2000                1999               2000               1999
                                                         -----------------   -----------------  -----------------  -----------------
Revenues:
    Finance income earned on retail and other notes and
    finance leases.....................................               $ 42                $ 47               $ 84               $ 87
    Interest income from Case Corporation..............                  9                  11                 16                 22
    Net gain on retail notes sold......................                  9                  15                 16                 32
    Securitization and servicing fee income............                 12                  12                 24                 24
    Lease income on operating leases...................                 26                  25                 55                 48
    Other income.......................................                 10                   7                 17                 13
                                                                      ----                ----               ----               ----
        Total revenues.................................                108                 117                212                226

Expenses:
    Interest expense...................................                 55                  47                108                 92
    On payables to affiliates..........................                  2                   -                  3                  -
                                                                      ----                ----               ----               ----
        Interest expense...............................                 57                  47                111                 92

Operating expenses:
    Fees charged by Case Corporation...................                  7                   9                 14                 17
    Administrative and operating expenses..............                  5                   5                 11                  9
    Provision for credit losses........................                 21                   5                 35                  9
    Goodwill amortization..............................                  1                   -                  3                  -
    Depreciation of equipment on operating leases......                 15                  17                 34                 33
    Other..............................................                 (1)                  -                 (1)                 1
                                                                      ----                ----               ----               ----
        Total operating expenses                                        48                  36                 96                 69
                                                                      ----                ----               ----               ----
        Total expenses                                                 105                  83                207                161
                                                                      ----                ----               ----               ----
Income before taxes....................................                  3                  34                  5                 65

Income tax provision...................................                  1                  13                  2                 24
                                                                      ----                ----               ----               ----
Net income.............................................               $  2                $ 21               $  3               $ 41
                                                                      ====                ====               ====               ====


 The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                        (in millions, except share data)
                                  (Unaudited)

                                                                                     Post-
                                                                        acquisition basis of accounting
                                                                       --------------------------------

                                                                             June 30,      December 31,
                             ASSETS                                            2000           1999
                             ------                                           ------          ----
Cash and cash equivalents.........................................            $   41         $   67

Retail and other notes and finance leases.........................             2,530          2,461
Wholesale notes and accounts......................................               490            213
Due from trusts...................................................               209            231
                                                                              ------         ------
    Total receivables.............................................             3,229          2,905
Allowance for credit losses.......................................               (40)           (31)
                                                                              ------         ------
    Total receivables-net.........................................             3,189          2,874

Affiliated receivables............................................                37             58

Equipment on operating leases, at cost............................               590            529
Accumulated depreciation..........................................               (47)           (12)
                                                                              ------         ------
    Net equipment on operating leases.............................               543            517

Property and equipment, at cost...................................                 6              5
Accumulated depreciation..........................................                (1)             -
                                                                              ------         ------
    Net property and equipment....................................                 5              5

Goodwill, net.....................................................               125            128
Other assets......................................................               350            331
                                                                              ------         ------
    Total..........................................................           $4,290         $3,980
                                                                              ======         ======

              LIABILITIES AND STOCKHOLDER'S EQUITY
              ------------------------------------
Short-term debt...................................................            $  779        $   643
Accounts payable and other accrued liabilities....................               213            201
Affiliated payables...............................................               247             14
Deposits withheld from dealers....................................                12             16
Long-term debt....................................................             2,366          2,424
                                                                              ------         ------
    Total liabilities.............................................             3,617          3,298
                                                                              ------         ------

Minority interest.................................................                 1              1

Stockholder's equity:
    Common Stock, $5 par value, 200 shares authorized, issued and
      outstanding.................................................                 -              -
    Paid-in capital...............................................               674            674
    Accumulated other comprehensive income........................                (8)             4
    Retained earnings.............................................                 6              3
                                                                              ------         ------

    Total stockholder's equity....................................               672            681
                                                                              ------         ------

    Total.........................................................            $4,290         $3,980
                                                                              ======         ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (in millions)
                                  (Unaudited)

                                                                                           Post-acquisition          Pre-acquisition
                                                                                               basis of                  basis of
                                                                                              accounting                accounting
                                                                                              ----------                ----------
                                                                                              Six Months                Six Months
                                                                                             Ended June 30,           Ended June 30,
                                                                                                 2000                      1999
                                                                                                 ----                      ----
Operating activities:
  Net income........................................................................             $    3                    $   41
  Adjustments to reconcile net income to net cash provided by operating activities:
    Purchase accounting amortization................................................                 10                         -
    Depreciation and amortization...................................................                 39                        34
    Provision for credit losses.....................................................                 35                         9
    Net gain on retail notes sold...................................................                (16)                      (32)
    Investments in joint ventures...................................................                 (1)                        -
    Changes in components of working capital:
      (Increase) in other assets....................................................                  -                        (7)
      Increase in accounts payable and other accrued liabilities....................                233                        33
      Other, net....................................................................                (10)                       34
                                                                                                 -------                   -------
        Net cash provided by operating activities...................................                293                       112
                                                                                                 -------                   -------
Investing activities:
    Cost of receivables acquired....................................................             (2,086)                   (1,676)
    Proceeds from sales of receivables..............................................                618                       868
    Collections of receivables......................................................              1,149                       305
    Purchase of equipment on operating leases.......................................                (58)                      (74)
    Increase in investments in other assets.........................................                (13)                     (101)
    Expenditures for property and equipment.........................................                 (1)                       (1)
                                                                                                 -------                   -------
        Net cash (used) by investing activities.....................................               (391)                     (679)
                                                                                                 -------                   -------
Financing activities:
    Proceeds from the issuance of short-term debt...................................                  -                       125
    Proceeds from the issuance of long-term debt....................................                 43                       493
    Payment of long-term debt.......................................................               (290)                        -
    Net increase (decrease) in revolving credit facilities..........................                319                       (52)
                                                                                                 -------                   -------
        Net cash provided by financing activities...................................                 72                       566
                                                                                                 -------                   -------
(Decrease) in cash and cash equivalents.............................................                (26)                       (1)
Cash and cash equivalents, beginning of period......................................                 67                        35
                                                                                                 -------                   -------
Cash and cash equivalents, end of period............................................             $   41                    $   34
                                                                                                 =======                   =======
Cash paid during the period for interest............................................             $  118                    $   81
                                                                                                 =======                   =======
Cash (received) paid during the period for taxes....................................             $  (25)                   $   11
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

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (in millions)
                                  (Unaudited)



                                                                       Accumulated
                                                                          Other
                                                   Common   Paid-in   Comprehensive   Retained             Comprehensive
                                                   Stock    Capital       Income      Earnings   Total        Income
                                                   ------   -------   -------------   --------   ------    -------------
Pre-acquisition basis of accounting
-----------------------------------
Balance, December 31, 1996........................    $--     $ 199        $ (6)       $  47      $ 240
Comprehensive income:.............................
   Net income.....................................     --        --          --           82         82           $ 82
   Translation adjustment.........................     --        --         (10)          --        (10)           (10)
                                                                                                                  ----
     Total........................................                                                                $ 72
                                                                                                                  ====
         Capital contribution from Case Corp......     --        45          --           --         45
                                                      --------------------------------------------------
Balance, December 31, 1997........................    $--     $ 244        $(16)       $ 129      $ 357
Comprehensive income:.............................
   Net income.....................................     --        --          --           85         85           $ 85
   Translation adjustment ........................     --        --          (8)          --         (8)            (8)
                                                                                                                  ----
     Total........................................                                                                $ 77
                                                                                                                  ====
   Capital contribution from Case Corp............     --        25          --           --         25
                                                      --------------------------------------------------
Balance, December 31, 1998........................    $--     $ 269        $(24)       $ 214      $ 459
Comprehensive income:.............................
   Net income.....................................     --        --          --           58         58           $ 58
   Translation adjustment.........................     --        --           3           --          3              3
                                                                                                                  ----
     Total........................................                                                                $ 61
                                                                                                                  ====
                                                      --------------------------------------------------
Balance, November 11, 1999........................    $--     $ 269        $(21)       $ 272      $ 520
Post-acquisition basis of accounting
------------------------------------
Balance at November 11, 1999......................    $--     $ 269        $(21)       $ 272      $ 520
Elimination of paid-in capital, cumulative
  translation adjustment, and retained earnings...             (269)         21         (272)      (520)
Purchase price allocation.........................     --       674          --           --        674
Comprehensive income..............................
   Net income.....................................     --        --          --            3          3           $  3
   Translation adjustment.........................     --        --           4           --          4              4
                                                                                                                  ----
     Total........................................                                                                $  7
                                                                                                                  ====
                                                      -------------------------------------------------
Balance, December 31,  1999.......................    $--     $ 674        $  4        $   3      $ 681
Comprehensive income:.............................
   Net income.....................................     --        --          --            3          3           $  3
   Translation adjustment.........................     --        --         (12)          --        (12)           (12)
                                                                                                                  ----
     Total........................................                                                                $ (9)
                                                                                                                  ====
                                                      -------------------------------------------------
Balance, June 30,  2000...........................    $--     $ 674        $ (8)       $   6      $ 672
                                                      =================================================


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

     Case Credit Corporation is a subsidiary of CNH Capital Corporation ("CNH Capital"), formerly Case Capital. CNH Capital, a wholly owned subsidiary of Case Corporation ("Case"), provides broad-based financial services for the global marketplace. Case Corporation is a wholly owned subsidiary of CNH Global N.V. ("CNH"). Through Fiat Netherlands Holding N.V. ("Fiat Netherlands Holding"), formerly New Holland Holdings N.V., Fiat S.p.A. ("Fiat") owns approximately 84.4% of CNH's outstanding common shares (after giving effect to the conversion of Fiat Netherlands Holding's $1.4 billion advance to capital into common shares of CNH on June 30, 2000). As a result, Fiat controls all matters submitted to a vote of CNH's shareholders, including approval of annual dividends, election and removal of its directors and approval of extraordinary business combinations. Further information concerning the acquisition of Case by Fiat Netherlands Holding is included in Note 3 of the Case Credit Corporation's Annual Report on Form 10-K for 1999, as filed with the Securities and Exchange Commission. Further information concerning the acquisition of Case by Fiat Netherlands Holding is also included in Note 3 of the CNH Global N.V.'s Annual Report on Form 20-F for 1999, as filed with the Securities and Exchange Commission.

     In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of June 30, 2000, and the results of operations, changes in stockholder's equity and cash flows for the periods indicated. We suggest that you read these interim financial statements in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999. Interim financial results are not necessarily indicative of operating results for an entire year.

     Certain reclassifications have been made to conform the prior year's financial statements to the 2000 presentation.

(2)--Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133," this statement must be adopted no later than January 1, 2001, although earlier application is permitted. The Company is currently evaluating the impact of adopting SFAS No. 133 and SFAS No. 138, which was issued as an amendment to SFAS No. 133 in June, 2000.

(3)--Asset-Backed Securitizations

     During the first six months of 2000, limited-purpose business trusts organized by CNH Capital issued $1,127 million of asset-backed securities to outside investors. As of June 30, 2000, CNH Capital had sold $1,150 million of retail notes to the trusts in connection with these issuances. Of the $1,150 million of retail receivables sold to the trust, Case Credit originated $641 million and New Holland Credit, a wholly owned subsidiary of CNH originated $509 million. No gain on sale has been recorded for the New Holland Credit retail receivables on the accompanying Statements of Income. During the first six months of 1999, limited-purpose business trusts organized by Case Credit issued $912 million of asset-backed securities to outside investors. As of June 30, 1999, Case Credit originated and sold $887 million of retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes during the first six months of 2000 and 1999 were used to repay outstanding debt and to finance additional receivables.

(4)--Long-Term Debt

     During the second quarter of 2000, Case Credit's Australian subsidiary, Case Credit Australia Pty. Ltd., issued A$75 million of its medium-term notes pursuant to a medium-term note program. These notes have maturities that range from twenty-four to thirty-six months and bear interest based on BBSW (6.73% - 6.78% as of June 30, 2000), for the floating-rate notes. The net proceeds from this issuance were used to fund Case

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Credit Australia Pty. Ltd's growth initiatives and for other corporate purposes. Also during the second quarter, Case Credit retired an aggregate of $290 million of debt, including $100 million of long-term debt and $190 million of medium-term debt.

(5)--Income Taxes

     Case Credit's effective income tax rate of 38% and 37%, respectively, for the first six months of 2000 and 1999 was higher than the U.S. statutory tax rate of 35%, primarily due to non-deductible expenses, such as goodwill and capital taxes foreign income taxed at different rates, and state income taxes.

(6)--Accumulated Other Comprehensive Income

     Accumulated other comprehensive income of $(8) million and $4 million as of June 30, 2000 and December 31, 1999, respectively, consists solely of currency translation adjustments.

(7)--Case Wholesale Receivables Inc.

     During the second quarter, Case Credit purchased (at net book value) Case Wholesale Receivables Inc. (CWRI) from Case Corporation, consistent with New Holland's business practice of maintaining U.S. wholesale receivables on the Credit Company's books. As a result of these actions, the Company's net receivables increased by $257 million on June 30, 2000. CWRI has a fractional interest in certain wholesale receivables that were sold (with limited recourse), on a revolving basis pursuant to a privately structured facility. This facility consists of a 364-day, $475 million facility that is renewable annually at the sole discretion of the purchasers.

     The Company has established reserves for estimated losses under its wholesale receivable securitizations, and such losses are included in "Allowance for Credit Losses" on the accompanying Balance Sheets. CNH maintains a security interest in the equipment financed by wholesale receivables such that in the event of non-performance by the dealer, CNH can repossess the related equipment to minimize losses.

     Under these programs, the Company records a discount each time receivables are sold to the counterparties to the facilities. This discount, which reflects the difference between the current and future value of the receivables sold along with related transaction expenses, is computed at the then prevailing market rates as stated in the sale agreement.

(8)--Related Party Transactions

     During the second quarter, New Holland Credit loaned $250 million to Case Credit. These loans bear interest based on one-month LIBOR (7.00% - 7.05% as of June 30, 2000), and mature in the third quarter of 2000. As part of the asset-backed securitization (see Note 3), Case Credit purchased $509 million of receivables from New Holland Credit at fair market value.

(9)--Subsequent Event

     On July 27, 2000, the Company, together with Fiat S.p.A., CNH Global N.V., Fiat Finance and Trade Ltd. S.A., New Holland Credit Company LLC and Case Corporation, as co-borrowers, entered into a five-year Credit Agreement with Chase Manhattan International Limited, As Facility Agent and Euro Swing-line Agent, The Chase Manhattan Bank, as US Swing-line Agent, and ABN Amro Bank N.V., Banca Intesa S.p.A. and Chase Manhattan plc, as Arrangers, on behalf of additional banks. This new Credit Agreement replaces the Case Credit Corporation $1.2 billion Revolving Credit and Guarantee Agreement dated August 23, 1996 with Chase Manhattan Bank, as administrative agent.

     On August 10, 2000, Dominion Bond Rating Service Limited downgraded the senior debt rating of Case Credit Ltd. from A (low) to BBB (high) and confirmed its commercial paper rating at R-1 with certain conditions including the wind down of its commercial paper program. Case Credit Ltd. is a subsidiary of Case Credit Corporation. The Company does not believe that this downgrade will have a material adverse impact on its ability to finance activity in Canada.

Item 2.   Management's Analysis of Results of Operations.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

Three Months Ended June 30, 2000, vs. Three Months Ended June 30, 1999

  Net Income

     Case Credit recorded net income of $2 million for the second quarter of 2000, as compared to net income of $21 million in the prior period. The $19 million decrease in net income is attributable to amortization expense resulting from purchase accounting adjustments related to the Case-New Holland merger, increased loan loss provisions, lower margins on receivables and lower gains on asset-backed securitizations resulting from a rising interest rate environment.

  Revenues

     Case Credit reported total revenues of $108 million for the second quarter of 2000, a decrease of $9 million from the prior year due to purchase accounting adjustments related to the Case-New Holland merger. Net gain on retail notes sold decreased 40% to $9 million as compared to $15 million for the second quarter of 1999 due to a rising interest rate environment, lower volume of asset-backed securitizations, and an increased loss assumption partially offset by a recognition of a servicing fee asset.

  Expenses

     Interest expense for the second quarter of 2000 was $57 million, representing an increase of $10 million from the $47 million reported in the second quarter of 1999. The increase in interest expense resulted from amortization expense resulting from purchase accounting adjustments related to the merger, rising interest rates and higher average debt levels during the second quarter of 2000 as compared to the second quarter of 1999, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

     Operating expenses increased $12 million to a total of $48 million in the second quarter of 2000 as compared to the second quarter of 1999. This increase primarily resulted from a $16 million increase in Case Credit's loss provision as a result of higher average receivables, sustained weakness in the farm economy, and the impact of portfolio diversification into markets that have historically had higher loss rates than Case Credit's core agricultural and construction equipment businesses.

  Serviced Portfolio

     During the first six months of 2000, Case Credit's serviced portfolio of receivables increased 10% over the same period last year to $8.0 billion. During the quarter, CNH Capital acquired U.S. wholesale receivables from the Case business, consistent with New Holland's business practice. A related asset-back securitization program for wholesale receivables was also transferred during the first six months. As a result of these actions, CNH Capital's serviced portfolio of net receivables increased by $735 million by June 30, 2000. Net receivables originated in the second quarter of 2000 decreased 31% to a total of $707 million versus the same period in 1999 primarily due a lower volume of equipment sales by Case.

     There were no new issuances of limited-purpose business trusts to outside investors during the second quarter. During the second quarter of 2000, CNH Capital had sold $428 million of retail notes to the trusts in connection with securitizations occuring during the first quarter. Of the $428 million of retail receivables sold to the trust, Case Credit originated $278 million and New Holland Credit, a wholly owned subsidiary of CNH Global N.V., originated $150 million. During the second quarter of 1999, limited-purpose business trusts organized by Case Credit issued $152 million of asset-backed securities to outside investors. During the second quarter of 1999, Case Credit originated and sold $487 million of retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes during the second quarter of 2000 and 1999 were used to repay outstanding debt and to finance additional receivables.

Six Months Ended June 30, 2000, vs. Six Months Ended June 30, 1999

  Net Income

     Case Credit recorded net income of $3 million for the first six months of 2000, as compared to net income of $41 million in the prior period. The $38 million decrease in net income is attributable to amortization expense resulting from purchase accounting adjustments related to the Case-New Holland merger, increased loan loss provisions, lower margins on receivables and lower gains on asset-backed securitizations resulting from a rising interest rate environment. These decreases were partially offset by an increase in lease income on operating leases, reflecting the growth in Case Credit's operating lease portfolio.

  Revenues

     Case Credit reported total revenues of $212 million for the first six months of 2000, a decrease of $14 million from the prior year. Net gain on retail notes sold decreased 50% to $16 million as compared to $32 million for the first six months of 1999 due to a rising interest rate environment, lower volume of asset-backed securitizations, and an increased loss assumption partially offset by a recognition of a servicing fee asset. This was partially offset by an increase in operating lease income of $7 million to a total of $55 million for the first six months of 2000, reflecting the growth in Case Credit's operating lease portfolio.

  Expenses

     Interest expense for the first six months of 2000 was $111 million, up $19 million from the $92 million reported in the first six months of 1999. The increase in interest expense resulted from amortization expense resulting from purchase accounting adjustments related to the merger, rising interest rates and higher average debt levels during the first six months of 2000 as compared to the first six months of 1999, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

     Operating expenses increased $27 million to a total of $96 million in the first six months of 2000 as compared to the first six months of 1999. This increase primarily resulted from a $26 million increase in Case Credit's loss provision as a result of higher average receivables, sustained weakness in the farm economy, and the impact of portfolio diversification into markets that have historically had higher loss rates than Case Credit's core agricultural and construction equipment businesses.

  Serviced Portfolio

     During the first six months of 2000, Case Credit's serviced portfolio of receivables increased 10% over the same period last year to $8.0 billion. During the first six months of 2000, CNH Capital acquired U.S. wholesale receivables from the Case business, consistent with New Holland's business practice. A related asset-back securitization program for wholesale receivables was also transferred during the first six months. As a result of these actions, CNH Capital's net receivables increased by $735 million by June 30, 2000. Net receivables originated in the first six months of 2000 decreased 27% to a total of $1,399 million versus the same period in 1999 primarily due a lower volume of equipment sales by Case.

     During the first six months of 2000, limited-purpose business trusts organized by CNH Capital issued $1,127 million of asset-backed securities to outside investors. As of June 30, 2000, CNH Capital had sold $1,150 million of retail notes to the trusts in connection with these issuances. Of the $1,150 million of retail receivables sold to the trust, Case Credit originated $641 million and New Holland Credit, a wholly owned subsidiary of CNH Global N.V., originated $509 million. During the first six months of 1999, limited-purpose business trusts organized by Case Credit issued $912 million of asset-backed securities to outside investors. As of June 30, 1999, Case Credit originated and sold $887 million of retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes during the first six months of 2000 and 1999 were used to repay outstanding debt and to finance additional receivables.

Liquidity and Capital Resources

     The discussion of liquidity and capital resources focuses on the balance sheets and statements of cash flows.

     Cash provided by operating activities increased $181 million to a total of $293 million in the first six months of 2000 as compared to the first six months of 1999. In the current year, the primary driver was an increase in intercompany accounts payable.

     Net cash used by investing activities was $391 million and $679 million for the first six months of 2000 and 1999, respectively. Increased receivable acquisitions of $410 million, including the $260 million purchase of Case Wholesale Receivables Inc., partially offset by higher receivable collections of $844 million caused the decrease between years.

     Net cash provided by financing activities was $72 million for the first six months of 2000, primarily due to the issuance of $43 million of Australian long-term debt and an increase in revolving credit facilities. Net cash provided by financing activities was $566 million for the first six months of 1999 as Case Credit issued an aggregate of $493 million of medium-term notes. The net proceeds from the medium-term note issuances were used to fund Case Credit's growth initiatives.

     On June 28, 2000, the Company negotiated a one-year, $750 million U.S. secured loan which replaced the prior U.S. commercial paper liquidity facility.

     On July 27, 2000, the Company, together with Fiat S.p.A., CNH Global N.V., Fiat Finance and Trade Ltd. S.A., New Holland Credit Company LLC and Case Corporation, as co-borrowers, entered into a five-year Credit Agreement with Chase Manhattan International Limited, as Facility Agent and Euro Swing-line Agent, The Chase Manhattan Bank, as US Swing-line Agent, and ABN Amro Bank N.V., Banca Intesa S.p.A. and Chase Manhattan plc, as Arrangers, on behalf of additional banks. This new Credit Agreement replaces the Case Credit Corporation $1.2 billion Revolving Credit and Guarantee Agreement dated August 23, 1996 with Chase Manhattan Bank, as administrative agent.

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

  Outlook

     In financial services, the current pressure from higher interest rates is expected to continue during 2000. Over time, the Company can incorporate rate changes into its pricing, but these changes are expected to negatively impact earnings until rates stabilize. The outlook for CNH's agricultural equipment and construction equipment markets is consistent with statements made by CNH on July 25, 2000. This is being driven by the global impact of lower commodity prices and the anticipated effect of higher interest rates on construction activity in North America. In addition, rising interest rates and unfavorable foreign exchange continues to adversely impact CNH's equipment and financial services operations. Recently improved growing conditions have reduced the outlook for increased commodity prices this year. These factors have been particularly strong in North America, resulting in significantly lower industry sales of four-wheel drive tractors and combines through the first six months of 2000. As a result, CNH expects North American industry sales of large agricultural equipment to decline by approximately 10 to 15 percent this year as compared to 1999. CNH sales through the first half of 2000 have been impacted by customer and dealer uncertainty regarding the availability of products that the company agreed to divest as conditions for regulatory approval of the business merger of New Holland and Case Corporation. In addition to these demand factors, market conditions have made it increasingly difficult for CNH to realize planned pricing increases this year. CNH expects these conditions to continue for the balance of the year. In its other markets around the world, CNH expects slightly lower industry sales in North America, compared to the strong levels of last year, due to the impact of higher interest rates on construction activity. CNH now expects overall construction activity in North America to be slightly lower for the balance of 2000, particularly in the housing sector. In Europe, the sales outlook remains slightly higher than last year due to stronger market conditions. In Latin America and other markets around the world, CNH continues to expect significant sales improvement compared to relatively low 1999 levels as a result of more stable economic conditions. The gains in Europe, Latin America and the rest of the world are expected to offset the anticipated decline in North America.

The information included in the "Outlook" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for the Company include general economic and capital market conditions, the cyclical nature of our business, currency exchange rate movements, our hedging practices, the Company's and its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), the effect of conversion to the Euro, technological difficulties, changes in environmental laws, and employee and labor relations. Additionally, CNH's achievement of the anticipated benefits of the merger of New Holland and Case, including the realization of expected annual operating synergies, depends upon, among other things, its ability to integrate effectively the operations and employees of New Holland and Case, and to execute its multi-branding strategy. The timing and costs for implementing CNH's merger integration initiatives are subject to the outcome of negotiations with numerous third parties, including governmental regulators, purchasers of product lines required to be divested, labor unions, dealers and others. Further information concerning factors that could significantly impact expected results is included in the following sections of CNH Global N.V.'s Annual Report on Form 20-F for 1999, as filed with the Securities and Exchange Commission: Item 1 Description of Business and Item 9 Management's Discussion and Analysis of Financial Condition and Results of Operations. Further information concerning factors that could significantly impact expected results is also included in the following sections of Case Credit Corporation Annual Report on Form 10-K for 1999, as filed with the Securities and Exchange Commission: Item 1 Business and Item 7 Management's Analysis of Results of Operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

  Interest Rate Risk Management

     The Company uses derivative financial instruments to manage its interest rate exposures. Case Credit does not hold or issue financial instruments for trading purposes. For information regarding Case Credit's interest rate risk management, reference is made to Item 7A and Note 11 to the Case Credit Financial Statements in the Company's 1999 Annual Report on Form 10-K. There has been no material change in the Company's market risk exposures that affect the quantitative and qualitative disclosures as presented as of June 30, 2000.

  Commodity Price and Foreign Currency Risk Management

     Commodity prices impact Case Corporation's sales, which may have an impact on Case Credit's originations. Case Credit is subject to foreign currency risk in Canada, Australia, and Europe as the investments in these countries are impacted by currency fluctuations. For information regarding Case Credit's commodity price and foreign currency risk management, reference is made to Item 7A to the Case Credit Financial Statements in the Company's 1999 Annual Report on Form 10-K. There has been no material change in the Company's market risk exposures that affect the quantitative and qualitative disclosures as presented as of June 30, 2000.

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


                                  CASE CREDIT CORPORATION


                                  By  /s/   JAMES S. BROENEN
                                     ----------------------------

                                               James S. Broenen
                               Senior Vice President and Chief Financial Officer
                                       (Principal Financial Officer and
                                     Authorized Signatory for Case Credit
                                                Corporation)

Date:   August 14, 2000

                                 EXHIBIT INDEX


                                                                      Sequential
Exhibit                                                                  Page
 Number                        Description of Exhibit                   Numbers
-------  -----------------------------------------------------------  ----------

  12     Computation of Ratio of Earnings to Fixed Charges
  27     Financial Data Schedule