Form 10-Q
period 2000-09-30
CASE CREDIT CORP
filed 2000-11-14
CIK 1005319

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

               For the quarterly period ended September 30, 2000

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

   Common Stock, par value $5.00 per share: 200 shares outstanding as of September 30, 2000, all of which are owned by CNH Capital Corporation.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                  PART I

Item 1. Financial Statements

  Statements of Income.....................................................   3

  Balance Sheets...........................................................   4

  Statements of Cash Flows.................................................   5

  Statements of Changes in Stockholder's Equity............................   6

  Notes to Financial Statements............................................   7

Item 2. Management's Analysis of Results of Operations.....................  10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  13

                                  PART II

Item 1. Legal Proceedings..................................................   *

Item 2. Changes in Securities..............................................   *

Item 3. Defaults Upon Senior Securities....................................   *

Item 4. Submission of Matters to a Vote of Security Holders................   *

Item 5. Other Information..................................................   *

Item 6. Exhibits and Reports on Form 8-K...................................  15

--------
*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                    PART I.

Item 1. Financial Statements.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (in millions)
                                  (Unaudited)

                                                                          Post-         Pre-          Post-         Pre-
                                                                       acquisition   acquisition   acquisition   acquisition
                                                                        basis of      basis of      basis of      basis of
                                                                       accounting    accounting    accounting    accounting
                                                                      ------------- ------------- ------------- -------------
                                                                      Three Months  Three Months   Nine Months   Nine Months
                                                                          Ended         Ended         Ended         Ended
                                                                      September 30, September 30, September 30, September 30,
                                                                          2000          1999          2000          1999
                                                                      ------------- ------------- ------------- -------------
Revenues:
  Finance income earned on retail and other notes and finance leases.     $ 44          $ 43          $128          $130
  Interest income from Case Corporation..............................       18            11            34            33
  Net gain on retail notes sold......................................       18            21            34            53
  Securitization and servicing fee income............................       11            13            35            37
  Lease income on operating leases...................................       28            26            83            74
  Other income.......................................................        9             6            26            19
                                                                          ----          ----          ----          ----
    Total revenues...................................................      128           120           340           346
Expenses:
  Interest expense...................................................       53            49           161           141
  On payables to affiliates..........................................        8           --             11           --
                                                                          ----          ----          ----          ----
    Interest expense.................................................       61            49           172           141
Operating expenses:
  Fees charged by Case Corporation...................................        8            10            22            27
  Administrative and operating expenses..............................        6             3            17            12
  Provision for credit losses........................................       18             5            53            14
  Goodwill amortization..............................................        2           --              5           --
  Depreciation of equipment on operating leases......................       17            18            51            51
  Other..............................................................       (1)            1            (2)            2
                                                                          ----          ----          ----          ----
    Total operating expenses.........................................       50            37           146           106
                                                                          ----          ----          ----          ----
    Total expenses...................................................      111            86           318           247
                                                                          ----          ----          ----          ----
Income before taxes..................................................       17            34            22            99
Income tax provision.................................................        6            12             8            36
                                                                          ----          ----          ----          ----
Net income...........................................................     $ 11          $ 22          $ 14          $ 63
--------------------------------------------------
                                                                          ====          ====          ====          ====

  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                        (in millions, except share data)
                                  (Unaudited)

                                                       Post-acquisition basis
                                                           of accounting
                                                     --------------------------
                                                     September 30, December 31,
                       ASSETS                            2000          1999
                       ------                        ------------- ------------
Cash and cash equivalents...........................    $   30        $   67
Retail and other notes and finance leases...........     2,502         2,461
Wholesale notes and accounts........................       394           213
Due from trusts.....................................       253           231
                                                        ------        ------
    Total receivables...............................     3,149         2,905
Allowance for credit losses.........................       (50)          (31)
                                                        ------        ------
    Total receivables--net..........................     3,099         2,874
Affiliated receivables..............................        38            58
Equipment on operating leases, at cost..............       600           529
Accumulated depreciation............................       (57)          (12)
                                                        ------        ------
    Net equipment on operating leases...............       543           517
Property and equipment, at cost.....................         7             5
Accumulated depreciation............................        (1)          --
                                                        ------        ------
    Net property and equipment......................         6             5
Goodwill, net.......................................       120           128
Other assets........................................       364           331
                                                        ------        ------
    Total...........................................    $4,200        $3,980
                                                        ======        ======

        LIABILITIES AND STOCKHOLDER'S EQUITY
        ------------------------------------
Short-term debt.....................................    $1,986        $  643
Accounts payable and other accrued liabilities......       192           201
Affiliated payables.................................       714            14
Deposits withheld from dealers......................        11            16
Long-term debt......................................       624         2,424
                                                        ------        ------
    Total liabilities...............................     3,527         3,298
                                                        ------        ------
Minority interest...................................         1             1
Stockholder's equity:
  Common Stock, $5 par value, 200 shares authorized,
   issued and outstanding...........................       --            --
  Paid-in capital...................................       674           674
  Accumulated other comprehensive income............       (19)            4
  Retained earnings.................................        17             3
                                                        ------        ------
    Total stockholder's equity......................       672           681
                                                        ------        ------
    Total...........................................    $4,200        $3,980
                                                        ======        ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (in millions)
                                  (Unaudited)

                                                                                                        Post-         Pre-
                                                                                                     acquisition   acquisition
                                                                                                      basis of      basis of
                                                                                                     accounting    accounting
                                                                                                    ------------- -------------
                                                                                                     Nine Months   Nine Months
                                                                                                        Ended         Ended
                                                                                                    September 30, September 30,
                                                                                                        2000          1999
                                                                                                    ------------- -------------
Operating activities:
  Net income.......................................................................................    $    14       $    63
  Adjustments to reconcile net income to net cash provided by operating activities:
    Purchase accounting amortization...............................................................         17           --
    Depreciation and amortization..................................................................         59            51
    Provision for credit losses....................................................................         53            14
    Net gain on retail notes sold..................................................................        (34)          (53)
    Changes in components of working capital:
      (Increase) in other assets...................................................................         (3)           (9)
      (Decrease) increase in accounts payable and other current liabilities........................        (24)           61
      Other, net...................................................................................        (23)            7
                                                                                                       -------       -------
        Net cash provided by operating activities..................................................         59           134
                                                                                                       -------       -------
Investing activities:
  Cost of receivables acquired.....................................................................     (2,767)       (2,460)
  Proceeds from sales of receivables...............................................................      1,859         1,583
  Collections of receivables.......................................................................        670           517
  Purchase of equipment on operating leases (net of disposals).....................................        (74)         (109)
  Increase in investments in other assets..........................................................        (16)         (112)
  Expenditures for property and equipment..........................................................         (3)           (1)
                                                                                                       -------       -------
        Net cash (used) by investing activities....................................................       (331)         (582)
                                                                                                       -------       -------
Financing activities:
  Proceeds from the issuance of short-term debt....................................................        --            125
  Proceeds from the issuance of intercompany debt..................................................      2,967           151
  Proceeds from the issuance of long-term debt.....................................................         43           493
  Payment of intercompany debt.....................................................................     (2,267)         (151)
  Payment of long-term debt........................................................................       (390)          --
  Net (decrease) in revolving credit facilities....................................................       (118)         (167)
                                                                                                       -------       -------
        Net cash provided by financing activities..................................................        235           451
                                                                                                       -------       -------
(Decrease) increase in cash and cash equivalents...................................................        (37)            3
Cash and cash equivalents, beginning of period.....................................................         67            35
                                                                                                       -------       -------
Cash and cash equivalents, end of period...........................................................    $    30       $    38
                                                                                                       =======       =======
Cash paid during the period for interest...........................................................    $   171       $   129
                                                                                                       =======       =======
Cash (received) paid during the period for taxes...................................................    $   (24)      $   181
--------------------------------------------------
                                                                                                       =======       =======

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (in millions)
                                  (Unaudited)

                                                                                  Accumulated
                                                                                     Other
                                                                  Common Paid-in Comprehensive Retained        Comprehensive
                                                                  Stock  Capital Income/(Loss) Earnings Total  Income/(Loss)
                                                                  ------ ------- ------------- -------- -----  -------------
Pre-acquisition basis of accounting
-----------------------------------
Balance, December 31, 1998.......................................  $--    $ 269      $(24)      $ 214   $ 459
Comprehensive income:
  Net income.....................................................   --      --        --           58      58      $ 58
  Translation adjustment.........................................   --      --          3         --        3         3
                                                                                                                   ----
    Total........................................................                                                  $ 61
                                                                   ----   -----      ----       -----   -----      ====
Balance, November 11, 1999.......................................  $--    $ 269      $(21)      $ 272   $ 520

Post-acquisition basis of accounting
------------------------------------
Balance at November 11, 1999.....................................  $--    $ 269      $(21)      $ 272   $ 520
Elimination of paid-in capital, cumulative translation
 adjustment, and retained earnings...............................   --     (269)       21        (272)   (520)
Purchase price allocation........................................   --      674       --          --      674
Comprehensive income:
  Net income.....................................................   --      --        --            3       3      $  3
  Translation adjustment.........................................   --      --          4         --        4         4
                                                                                                                   ----
    Total........................................................                                                  $  7
                                                                   ----   -----      ----       -----   -----      ====
Balance, December 31, 1999.......................................  $--    $ 674      $  4       $   3   $ 681
Comprehensive income(loss)
  Net income.....................................................   --      --        --           14      14      $ 14
  Translation adjustment.........................................   --      --        (23)        --      (23)      (23)
                                                                                                                   ----
    Total........................................................                                                  $ (9)
                                                                   ----   -----      ----       -----   -----      ====
Balance, September 30, 2000......................................  $--    $ 674      $(19)      $  17   $ 672
--------------------------------------------------
                                                                   ====   =====      ====       =====   =====


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

   Case Credit Corporation is a subsidiary of CNH Capital Corporation ("CNH Capital"), formerly Case Capital. CNH Capital, a wholly owned subsidiary of Case Corporation ("Case"), provides broad-based financial services for the global marketplace. Case Corporation is a wholly owned subsidiary of CNH Global N.V. ("CNH"). Through Fiat Netherlands Holding N.V. ("Fiat Netherlands Holding"), formerly New Holland Holdings N.V., Fiat S.p.A. ("Fiat") owns approximately 84.4% of CNH's outstanding common shares. As a result, Fiat controls all matters submitted to a vote of CNH's shareholders, including approval of annual dividends, election and removal of its directors and approval of extraordinary business combinations. Further information concerning the acquisition of Case by Fiat Netherlands Holding is included in
Note 3 of Case Credit Corporation's Annual Report on Form 10-K for 1999, as filed with the Securities and Exchange Commission. Further information concerning the acquisition of Case by Fiat Netherlands Holding is also included in Note 3 of CNH Global N.V.'s Annual Report on Form 20-F for 1999, as filed with the Securities and Exchange Commission.

   In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of September 30, 2000, and the results of operations, changes in shareholder's equity and cash flows for the periods indicated. We suggest that you read these interim financial statements in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999. Interim financial results are not necessarily indicative of operating results for an entire year.

   Certain reclassifications have been made to conform the prior year's financial statements to the 2000 presentation.

(2)--Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, which has been amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133, an amendment of SFAS 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

   SFAS 133 is effective for fiscal years beginning after June 15, 2000 and will be applied to: (a) derivative instruments; and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. Case Credit is currently engaged in the process of identifying all derivative instruments, determining fair market values of derivatives, designating and documenting hedge relationships, and evaluating the effectiveness of those hedge relationships. Although this process is not yet complete, the Company has identified certain financial contracts that meet the definition of a derivative under SFAS 133. Derivatives identified to date include interest rate swaps and interest rate caps that are used to mitigate the Company's exposure to rising interest rates related to the Company's variable rate funding; including medium-term notes, intercompany borrowings from New Holland Credit Company, borrowings under the Company's secured loan facility, and the issuance of asset-backed securities.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   Case Credit will adopt SFAS 133 on January 1, 2001. SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board No. 20, "Accounting Changes." To the extent that these amounts are recorded in other comprehensive income, they will be reversed into earnings in the period in which the hedged transactions occur. As the inventory of derivatives is not yet complete, and the fair market values for all derivatives have not been identified, the Company has not determined the financial impact the cumulative effect of a change in accounting principle will have on Case Credit's consolidated balance sheets or statements of income as of January 1, 2001.

(3)--Asset-Backed Securitizations

   During the first nine months of 2000, limited-purpose business trusts organized by CNH Capital issued $2,370 million of asset-backed securities to outside investors. As of September 30, 2000, Case Credit had sold $1,916 million of retail notes to the trusts in connection with these issuances. Of the $1,916 million of retail receivables sold to the trust, Case Credit originated $1,009 million and the remaining $907 million were purchased from New Holland Credit Company and New Holland (Canada) Credit Company, wholly owned subsidiaries of CNH, at fair value During the first nine months of 1999, limited-purpose business trusts organized by Case Credit issued $1,810 million of asset-backed securities to outside investors. As of September 30, 1999, Case Credit originated and sold $1,635 million of retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes during the first nine months of 2000 and 1999 were used to repay outstanding debt and to finance additional receivables.

(4)--Long-Term Debt

   During the first nine months of 2000, Case Credit's Australian subsidiary, Case Credit Australia Pty. Ltd., had issued A$75 million of its medium-term notes pursuant to a medium-term note program. These notes have original maturities that range from twenty-four to thirty-six months and bear interest based on BBSW (7.12.%--7.19% as of September 30, 2000), for the floating-rate notes. The net proceeds from this issuance were used to fund Case Credit Australia Pty. Ltd's growth initiatives and for other corporate purposes. Additionally, during the third quarter, Case Credit retired $100 million of medium-term debt.

   On October 26, 2000, Moody's downgraded the senior debt rating of Case Credit Corporation from BBB to BBB- and downgraded its short-term debt rating from P2 to P3. On September 12, 2000, Standard & Poor's downgraded the senior debt rating of Case Credit Corporation, from BBB to BBB- and confirmed its short-term and commercial paper rating at A2. On August 10, 2000, Dominion Bond Rating Service Limited downgraded the senior debt rating of Case Credit Ltd. from A (low) to BBB (high) and confirmed its commercial paper rating at R-1 with certain conditions, including the wind-down of its commercial paper program. Case Credit Ltd. is a subsidiary of Case Credit Corporation. The Company does not believe that these downgrades will have a material adverse impact on its ability to fund its activities.

   Due to the availability of financing under the Company's credit facilities and the Company's intent to refinance short-term debt under these facilities, the Company classified $120 million, $230 million and $50 million of borrowings under the commercial paper facilities of Case Credit Corporation, Case Credit Australia Pty Ltd, and Case Credit Ltd., respectively, as long term at December 31, 1999. As of September 30, 2000 the Company no longer intends to refinance under these facilities and no commercial paper borrowings have been classified as long-term debt.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(Concluded)


(5)--Income Taxes

   Case Credit's effective income tax rate of 37% for the first nine months of 2000 was higher than the U.S. statutory tax rate of 35%, primarily due to non-deductible expenses such as goodwill and capital taxes, foreign income taxed at different rates, and state income taxes. Case Credit's effective income tax rate of 35% for the first nine months of 1999 was equal to the U.S. statutory tax rate.

(6)--Accumulated Other Comprehensive Income (Loss)

   Accumulated other comprehensive income (loss) of $(19) million and $4 million as of September 30, 2000 and December 31, 1999, respectively, consists solely of currency translation adjustments.

(7)--Related Party Transactions

   As of September 30, 2000, New Holland Credit Company has various loans totaling $512 million to Case Credit. These loans bear interest based on one-month LIBOR (6.72%--6.81% as of September 30, 2000), and mature in the fourth quarter of 2000. As part of asset-backed securitizations (see Note 3), Case Credit purchased $907 million of receivables from New Holland Credit Company at fair market value.

   As of September 30, 2000, Case Canada has various loans equaling $136 million to Case Credit Ltd. These loans bear interest based on one-month LIBOR (6.28% as of September 30, 2000), and mature in the fourth quarter of 2000.

   As of September 30, 2000, Fiat has various loans totaling $52 million to Case Credit Ltd. These loans bear interest based on one-month LIBOR (6.05%-- 6.062% as of September 30, 2000), and mature in the fourth quarter of 2000.

   For selected wholesale receivables, the Company is compensated from Case for the difference between market rates and the amount paid by the dealer. The amount received for the nine months ended September 30th, 2000 is $13 million and is included in "Interest income from Case Corporation" in the accompanying Consolidated Statements of Income.

(8)--Restructuring Reserve

   In conjunction with the merger, CNH Capital's management is in the process of assessing and formulating a plan to integrate the operations of the Case and New Holland businesses. In October 2000 the Company recorded approximately $1 million for relocation, lease cancellation, and other costs associated with identified headcount reductions and closure of two leased facilities. The offset to this adjustment, net of deferred taxes, is goodwill.

(9)--Subsequent Event

   On October 11, CNH announced the departure of two members of its Board of Directors. An Extraordinary General Meeting of the Shareholders was held on November 8th, for the purpose of appointing a new director. On November 9th, 2000 CNH announced that Paolo Monferino has been appointed a member of the Board of Directors and Chief Executive Officer, in addition to his current position of President. Jean-Pierre Rosso, who had been Chairman and Chief Executive Officer, continues as Chairman of CNH's Board of Directors and an executive officer of the company. In addition, Michael Lecomte has been named Chief Financial Officer and President, Financial Services of CNH, replacing Ted R. French, who resigned. Mr. Lecomte is also serving as a director and chairman of CNH Capital and Case Credit. Following the resignation of Andrew
E. Graves as a director and President of CNH Capital and Case Credit, Mr. Lecomte has assumed the responsibilities of President on an interim basis, until a replacement for Mr. Graves is named.

Item 2. Management's Analysis of Results of Operations.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

Three Months Ended September 30, 2000 vs. Three Months Ended September 30,
1999

 Net Income

   Case Credit recorded net income of $11 million for the third quarter of 2000, as compared to net income of $22 million in the prior period. The $11 million decrease in net income is attributable to amortization expense resulting from purchase accounting adjustments related to the Case-New Holland merger, increased loan loss provisions, lower margins on receivables and lower gains on asset-backed securitizations resulting from a rising interest rate environment and higher loss assumptions.

 Revenues

   Case Credit reported total revenues of $128 million for the third quarter of 2000, an increase of $8 million from the prior year primarily due to higher interest income from Case Corporation.

 Expenses

   Interest expense for the third quarter of 2000 was $61 million, representing an increase of $12 million from the $49 million reported in the third quarter of 1999. The increase in interest expense resulted from amortization expense caused by purchase accounting adjustments related to the merger, rising interest rates and higher average debt levels during the third quarter of 2000 as compared to the third quarter of 1999, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases, as well as increased affiliated expense relative to the use of intercompany funding.

   Operating expenses increased $13 million to a total of $50 million in the third quarter of 2000 as compared to the $37 million in third quarter of 1999. This increase primarily resulted from a $13 million increase in Case Credit's loss provision as a result of higher average receivables, sustained weakness in the farm economy, and the impact of portfolio diversification into markets that have historically had higher loss rates than Case Credit's core agricultural and construction equipment businesses.

 Serviced Portfolio

   Net receivables originated in the third quarter of 2000 decreased 34% to a total of $602 million versus the same period in 1999 primarily due to a lower volume of equipment sales by Case.

   During the third quarter of 2000, limited-purpose business trusts organized by CNH Capital issued $789 million of asset-backed securities to outside investors. For the quarter ending September 30, 2000, Case Credit sold $766 million of retail notes to the trusts in connection with these issuances. Of the $766 million of retail receivables sold to the trust, Case Credit originated $368 million, and New Holland Credit Company and New Holland (Canada) Credit Company, wholly owned subsidiaries of CNH, together originated $398 million. During the third quarter of 1999, limited-purpose business trusts organized by Case Credit issued $898 million of asset-backed securities to outside investors. During the third quarter of 1999, Case Credit sold $748 million of retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes during the third quarter of 2000 and 1999 were used to repay outstanding debt and to finance additional receivables.

Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999

 Net Income

   Case Credit recorded net income of $14 million for the first nine months of 2000, as compared to net income of $63 million in the prior period. The $49 million decrease in net income is attributable to amortization expense resulting from purchase accounting adjustments related to the Case-New Holland merger, increased loan loss provisions, lower margins on receivables and lower gains on asset-backed securitizations resulting from a rising interest rate environment and higher loss assumptions. These decreases were partially offset by an increase in lease income on operating leases, reflecting the growth in Case Credit's operating lease portfolio.

 Revenues

   Case Credit reported total revenues of $340 million for the first nine months of 2000, a decrease of $6 million from the prior year. Net gain on retail notes sold decreased 36% to $34 million as compared to $53 million for the first nine months of 1999 due to a rising interest rate environment, a lower volume of asset-backed securitizations, and an increased loss assumption partially offset by a recognition of a servicing fee asset. This was partially offset by an increase in operating lease income of $9 million to a total of $83 million for the first nine months of 2000, reflecting the growth in Case Credit's operating lease portfolio.

 Expenses

   Interest expense for the first nine months of 2000 was $172 million, up $31 million from the $141 million reported in the first nine months of 1999. The increase in interest expense was due to amortization expense resulting from purchase accounting adjustments related to the merger, rising interest rates and higher average debt levels during the first nine months of 2000 as compared to the first nine months of 1999, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases, as well as increased affiliated expense relative to the use of intercompany funding.

   Operating expenses increased $40 million to a total of $146 million in the first nine months of 2000 as compared to $106 million in the first nine months of 1999. This increase primarily resulted from a $39 million increase in Case Credit's loss provision as a result of higher average receivables, sustained weakness in the farm economy, and the impact of portfolio diversification into markets that have historically had higher loss rates than Case Credit's core agricultural and construction equipment businesses.

 Serviced Portfolio

   During the first nine months of 2000, Case Credit's serviced portfolio of receivables increased 4% over the same period last year to $7.8 billion. During the first nine months of 2000, Case Credit acquired U.S. wholesale receivables from Case, consistent with New Holland's business practice. A related asset-backed securitization program for wholesale receivables was also transferred during the first nine months. As a result of these actions, Case Credit's net serviced portfolio of receivables has increased by $669 million as of September 30, 2000. Net receivables originated in the first nine months of 2000 decreased 29% to a total of $2,000 million as compared to the same period in 1999 primarily due a lower volume of equipment sales by Case.

   During the first nine months of 2000, limited-purpose business trusts organized by CNH Capital issued $2,370 million of asset-backed securities to outside investors. As of September 30, 2000, Case Credit had sold $1,916 million of retail notes to the trusts in connection with these issuances. Of the $1,916 million of retail receivables sold to the trust, Case Credit originated $1,009 million, and New Holland Credit Company and New Holland (Canada) Credit Company, wholly owned subsidiaries of CNH, together originated $907 million. During the first nine months of 1999, limited-purpose business trusts organized by Case Credit issued $1,810 million of asset-backed securities to outside investors. As of September 30, 1999, Case Credit originated and sold $1,635 million of retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes during the first nine months of 2000 and 1999 were used to repay outstanding debt and to finance additional receivables.

 Liquidity and Capital Resources

   The discussion of liquidity and capital resources focuses on the balance sheets and statements of cash flows.

   Net cash provided by operating activities decreased $75 million to a total of $59 million in the first nine months of 2000 as compared to the first nine months of 1999. In the current year, the primary driver was the settlement of affiliated receivables.

   Net cash used by investing activities was $331 million and $582 million for the first nine months of 2000 and 1999, respectively. Increased retail and wholesale acquisitions of $307 million, offset by the increase in proceeds from sales of receivables of $276 million, and the increase in the collections of receivables of $153 million, caused the decrease between years.

   Net cash provided by financing activities was $235 million for the first nine months of 2000, primarily due to the issuance of $2,967 million of affiliated debt, partially offset by the repayment of $2,267 of affiliated debt and the repayment of $390 million of long-term debt. Net cash provided by financing activities was $451 million for the first nine months of 1999 as Case Credit issued an aggregate of $493 million of short-term notes during this time period. The net proceeds from the short-term note issuances were used to fund Case Credit's growth initiatives.

   On July 27, 2000, the Company, together with Fiat, CNH, Fiat Finance and Trade Ltd. S.A., New Holland Credit Company LLC and Case, as co-borrowers, entered into a $2.0 billion five-year Credit Agreement with Chase Manhattan International Limited, as Facility Agent and Euro Swing-line Agent, The Chase Manhattan Bank, as US Swing-line Agent, and ABN Amro Bank N.V., Banca Intesa S.p.A. and Chase Manhattan plc, as Arrangers, on behalf of additional banks. This new Credit Agreement replaces the Case Credit Corporation $1.2 billion Revolving Credit and Guarantee Agreement dated August 23, 1996 with Chase Manhattan Bank, as administrative agent.

 Future Liquidity and Capital Resources

   The Company has various lines of credit and liquidity facilities that include borrowings under both committed credit facilities and uncommitted lines of credit. The Company also has the ability to issue commercial paper in the United States, and Australia, as well as through affiliated companies. Under the terms of the Company's commercial paper programs, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the applicable revolving credit facility, cannot exceed the total amount available under the revolving credit facility.

   The Company maintains sufficient committed lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. The Company manages its aggregate short-term borrowings so as not to exceed its availability under its committed lines of credit. The Company accesses short-term debt markets, predominantly through commercial paper issuances and uncommitted credit facilities, to fund its short-term financing requirements and to ensure liquidity. As funding needs are determined to be of a longer-term nature, the Company may access medium- and long-term debt markets, as appropriate and as available, to refinance short-term borrowings and, thus, replenish its short-term liquidity. The Company's long-term financing strategy is to maintain continuous access to the United States and Canadian asset-backed securities, debt and equity capital markets to accommodate its liquidity needs. Whenever necessary, funds provided from operations are supplemented from external borrowing sources, including financing from Fiat and Fiat affiliates.

 Outlook

   In financial services, the current pressure from higher interest rates is expected to continue during 2000. Over time, the Company can incorporate rate changes into its pricing, but these changes are expected to negatively impact earnings until rates stabilize. The outlook for CNH's agricultural equipment and construction equipment markets is consistent with statements made by CNH in its Form 6-K filing on October 26, 2000. The financial services operations are directly impacted by the performance of CNH. The outlook for CNH's agricultural equipment market is heavily impacted by continued low commodity prices. Projections for the 2000 harvest are slightly lower than that of 1999 on a global basis, but significantly higher than last year in North America. As a result, global grain stock levels are not expected to significantly decrease from last year, placing continued pressure on commodity prices. In addition, CNH's sales have been impacted by customer and dealer uncertainty regarding the availability of products that the company agreed to divest as conditions for regulatory approval of the business merger of New Holland and Case Corporation. And, in some instances, customer anticipation of new product models also has delayed purchases. In addition to these demand factors, market conditions have made it increasingly difficult for CNH to realize planned pricing increases this year. The impact of these conditions has been particularly strong in North America. CNH expects these conditions to continue for the balance of the year. In its other markets around the world, CNH expects industry sales to be moderately lower than 1999. In its construction equipment business, CNH expects slightly lower industry sales in North America, compared to the strong levels of last year, due to the impact of higher interest rates on construction activity. CNH now expects overall construction activity in North America to be slightly lower for the balance of 2000 and into 2001, particularly in the housing sector. In Europe, the sales outlook remains slightly higher than last year due to stronger market conditions. In Latin America and other markets around the world, CNH continues to expect significant sales improvement, compared to relatively low 1999 levels, as a result of more stable economic conditions. The gains in Europe, Latin America and the rest of the world are now expected to slightly offset the anticipated decline in North America.

   The information included in the "Outlook" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for the Company include general economic and capital market conditions, the cyclical nature of our business, currency exchange rate movements, our hedging practices, the Company's and its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), the effect of conversion to the Euro, technological difficulties, changes in environmental laws, and employee and labor relations. Additionally, CNH's achievement of the anticipated benefits of the merger of New Holland and Case, including the realization of expected annual operating synergies, depends upon, among other things, its ability to integrate effectively the operations and employees of New Holland and Case, and to execute its multi-branding strategy. The timing and costs for implementing CNH's merger integration initiatives are subject to the outcome of negotiations with numerous third parties, including governmental regulators, purchasers of product lines required to be divested, labor unions, dealers and others. Further information concerning factors that could significantly impact expected results is included in the following sections of CNH Global N.V.'s Annual Report on Form 20-F for 1999, as filed with the Securities and Exchange Commission: Item 1 Description of Business and Item 9 Management's Discussion and Analysis of Financial Condition and Results of Operations. Further information concerning factors that could significantly impact expected results is also included in the following sections of the Case Credit Corporation Annual Report on Form 10-K for 1999, as filed with the Securities and Exchange Commission: Item 1 Business and Item 7 Management's Analysis of Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 Interest Rate Risk Management

   The Company uses derivative financial instruments to manage its interest rate exposures. Case Credit does not hold or issue financial instruments for trading purposes. For information regarding Case Credit's interest rate risk management, reference is made to Item 7A and Note 11 to the Case Credit Financial Statements in the

Company's 1999 Annual Report on Form 10-K. There has been no material change in the Company's market risk exposures that affect the quantitative and qualitative disclosures as presented as of December 31, 1999.

 Commodity Price and Foreign Currency Risk Management

   Commodity prices impact Case Corporation's sales, which may have an impact on Case Credit's originations. Case Credit is subject to foreign currency risk in Canada, Australia, and Europe as the investments in these countries are impacted by currency fluctuations. For information regarding Case Credit's commodity price and foreign currency risk management, reference is made to
Item 7A to the Case Credit Financial Statements in the Company's 1999 Annual Report on Form 10-K. There has been no material change in the Company's market risk exposures that affect the quantitative and qualitative disclosures as presented as of December 31, 1999.

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

                                          CASE CREDIT CORPORATION


                                          By __________________________________
                                                   /s/ James S. Broenen

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

Date: November 14, 2000