Form 10-Q/A
period 2000-09-30
CASE CREDIT CORP
filed 2000-11-14
CIK 1005319

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A


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

                                 EXHIBIT INDEX

                                                             Sequential
 Exhibit                                                        Page
 Number                Description of Exhibit                 Numbers
 ------- -------------------------------------------------   ----------
   12    Computation of Ratio of Earnings to Fixed Charges

   27    Financial Data Schedule