Form 10-K
period 2000-12-31
CASE CREDIT CORP
filed 2001-03-30
CIK 1005319

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Common Stock, par value $5.00 per share: 200 shares outstanding as of March 30, 2001, all of which are owned by CNH Capital Corporation.

  The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I of Form 10-K.

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
                                                 PART I

Item 1.   Business.................................................................................       4
Item 2.   Properties...............................................................................       6
Item 3.   Legal Proceedings........................................................................       6
Item 4.   Submission of Matters to a Vote of Security Holders......................................       6*

                                                 PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters................       7
Item 6.   Selected Financial Data..................................................................       7*
Item 7.   Management's Analysis of Results of Operations...........................................       7
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...............................      11
Item 8.   Financial Statements and Supplementary Data..............................................      13
          Index to Financial Statements of Case Credit Corporation and Consolidated Subsidiaries...      13
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....      40

                                                PART III

Item 10.  Directors and Executive Officers of the Registrant.......................................      41*
Item 11.  Executive Compensation...................................................................      41*
Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................      41*
Item 13.  Certain Relationships and Related Transactions...........................................      41*

                                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 6-K..........................      41
          Financial Statements Included in Item 8..................................................      41
          Index to Financial Statements and Schedule Included in Item 14...........................      41
          Schedules Omitted as Not Required or Inapplicable........................................      41
          Exhibits.................................................................................      41
          Reports on Form 6-K......................................................................      41

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

     Case Credit's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for Case Credit include general economic and capital market conditions, the cyclical nature of its business, foreign currency movements, Case Credit's and its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), the effect of conversion to the Euro, technological difficulties, changes in environmental laws, and employee and labor relations. Additionally, CNH Global N.V.'s achievement of the anticipated benefits of the merger of New Holland and Case, including the realization of expected annual operating synergies, depends upon, among other things, its ability to integrate effectively the operations and employees of New Holland and Case, and to execute its multi-branding strategy. Further information concerning factors that could significantly impact expected results is included in Management's Analysis of Results of Operations.

                                    PART I.

Item 1. Business.

General

     Case Credit Corporation is a subsidiary of CNH Capital Corporation ("CNH Capital"), formerly Case Capital. CNH Capital, a wholly owned subsidiary of Case Corporation ("Case"), provides broad-based financial services for the global marketplace. Case is a wholly owned subsidiary of CNH Global N.V. ("CNH"). Through Fiat Netherlands Holding N.V. ("Fiat Netherlands Holding"), formerly New Holland Holdings N.V., Fiat S.p.A. ("Fiat") owns approximately 84.5% of CNH's outstanding common shares.

     Case Credit Corporation, its wholly owned operating subsidiaries, Case Credit Ltd. (Canada) and Case Credit Australia Pty Ltd, and Case Credit Corporation's joint ventures, Case Credit Europe S.A.S. and UzCaseagroleasing (collectively, "Case Credit") provide and administer financing for the retail purchase or lease of new and used Case and other agricultural and construction equipment. Case Credit offers various types of retail financing to end-use customers to facilitate the sale or lease of Case products in the United States, Canada, Australia, Europe, Argentina, and Uzbekistan. Case Credit's business principally involves purchasing retail installment sales and finance lease contracts from Case dealers. In addition, Case Credit facilitates and finances the sale of insurance products to retail customers, and purchases retail installment and finance lease contracts from non-Case dealers in North America. Case Credit purchases equipment from dealers that is leased to retail customers under operating lease agreements. In North America, customers use Case Credit's private-label credit card to purchase parts, service, rentals, implements and attachments from Case dealers. Case Credit also provides financing options to Case's dealers for a variety of purposes including equipment rental yards, inventory, working capital, real estate acquisitions, construction and remodeling, business acquisitions, dealer systems, and service and maintenance equipment.

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

     Case Credit obtains funding for its operations from a variety of sources including the sale of receivables in asset-backed securitization ("ABS") transactions; affiliated debt, bank credit facilities, earnings retained in the business when available, and advances and equity capital from Case. Case Credit sells substantial amounts of retail receivables in ABS transactions that typically involve the sale of a pool of retail installment sales contracts to limited-purpose business trusts or similar securitization entities. Case Credit remains as servicer of these receivables, for which it is paid a servicing fee.

     Case Credit Corporation was incorporated in Delaware on January 26, 1993. The principal offices of Case Credit are located in a leased facility at 233 Lake Avenue, Racine, Wisconsin 53403.


Business of Case Corporation

     Case is a leading worldwide designer, manufacturer, marketer and distributor of farm equipment and light to medium-sized construction equipment, and offers a broad array of financial products and services through CNH Capital, Case's financial services business. Case has a strong market position in several product categories including loader/backhoes, skid steer loaders, large, high-horsepower farm tractors and self-propelled combines.

     In 2000, Case's sales of farm and construction equipment represented 90% of total revenues, and financing operations accounted for 10% of total revenues. In 2000, Case's sales of farm equipment represented 58% of revenues from equipment sales, and sales of construction equipment represented 42% of revenues from equipment sales.


Relationship with Case Corporation

     CNH Capital owns all of Case Credit's common stock. CNH Capital is a wholly owned subsidiary of Case. Case provides CNH Capital with operational and financial support. This support is integral to the conduct of Case Credit's business.


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


Special Marketing Programs

     In conjunction with Case, Case dealers and other manufacturers and their dealers, Case Credit periodically offers below-market interest rate and waived interest rate financing to customers as part of its marketing strategy. When Case Credit acquires retail installment sales contracts and finance leases subject to below-market interest rate and waived interest rate financing, Case, Case dealers and other manufacturers compensate Case Credit for the difference between market interest rates and the amounts received by Case Credit. Case Credit refers to these amounts, collectively, as "financing subsidies." These participating manufacturers, rather than Case Credit, currently bear the full cost of these financing subsidies. Case Credit receives payment from these manufacturers for the present value of the difference between the market rate and the customer rate. Case Credit recognizes financing subsidies as income over the term of the related financing contracts. If Case Credit subsequently sells any of these contracts, Case Credit recognizes the related financing subsidy on that contract as part of the gain on retail notes sold.


Dividends

     Case Credit did not pay dividends in 2000, 1999, or 1998.


Support Agreement

     Case Credit and Case have entered into a Support Agreement. The Support Agreement provides, among other things, that Case will remain, directly or indirectly, the sole owner of all of the voting stock of Case Credit. The Support Agreement also provides that Case will make quarterly payments to Case Credit to the extent necessary to ensure that Case Credit's consolidated pre-tax earnings available for fixed charges equal at least 1.10 times Case Credit's fixed charges in all periods composed of four consecutive fiscal quarters. The Support Agreement does not provide for any direct or indirect guarantee by Case of any indebtedness, liability or other obligation of Case Credit. Either Case or Case Credit may modify or amend the Support Agreement, and the parties may also terminate the Support Agreement upon 30 days' prior written notice. The Support Agreement further provides that the parties must send a copy of any modification, amendment or notice of termination to

Moody's Investors Service, Inc., Standard & Poor's Ratings Group, and any other nationally recognized statistical rating organizations then rating the debt of Case Credit. Any such amendment or termination will become effective if:

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

     The calculation of pre-tax earnings available for fixed charges under the Support Agreement differs from the calculation of the ratio of earnings to fixed charges mandated under the rules and regulations of the Securities and Exchange Commission. Under the Support Agreement, the definition of "earnings" is before the deduction for depreciation and includes all cash, extraordinary, non-recurring items of income or expense (other than cash debt defeasance costs). Under the Securities and Exchange Commission's rules and regulations, the definition of "earnings" does not include these items. Through the date of this report, Case has not been required to make any payment to meet its commitments under the Support Agreement.


Item 2. Properties.

     Case Credit does not own any real estate. Its principal executive offices are located in a leased facility at 233 Lake Avenue, Racine, WI 53403.

     As of December 31, 2000, Case Credit had additional offices in or near Memphis, Tennessee; Dallas, Texas; Minneapolis, Minnesota; Lake Forest, Illinois; Toronto, Ontario; Seattle, Washington; Tashkent, Uzbekistan; New Holland, Pennsylvania; Calgary, Alberta; and St. Mary's, Australia.


Item 3. Legal Proceedings.

     Case Credit is the subject to various legal claims arising from its operations. Management is of the opinion that the resolution of these claims, individually and in the aggregate, will not have a material adverse effect on Case Credit's financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders.

     Information for this Item 4 is not required pursuant to General Instruction I(2) of Form 10-K.

                                    Part II.


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

     As of December 31, 2000, all of the Company's common stock was owned by CNH Capital and was not publicly traded. CNH Capital is a wholly owned subsidiary of Case Corporation. Case Corporation is a wholly owned subsidiary of CNH Global N.V. Through Fiat Netherlands Holding N.V., formerly New Holland Holdings N.V., Fiat owns approximately 84.5% of CNH's outstanding common shares.

     The Company did not pay dividends in 2000, 1999, or 1998.


Item 6. Selected Financial Data.

     Information for Item 6 is not required pursuant to General Instruction I(2) of Form 10-K.


Item 7. Management's Analysis of Results of Operations.

Presentation and Results of Operations

     On November 12, 1999, New Holland N.V. acquired Case for $4.6 billion in cash, including related costs and expenses. Of the total purchase price, $674 million was allocated to Case Credit. This acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of Case Credit based upon their respective estimated fair values, including identifiable intangibles, with the remainder allocated to goodwill. The allocation of the purchase price resulted in goodwill of approximately $129 million, which is amortized on a straight-line basis over 20 years. For detailed discussion of the effects of purchase accounting on other balance sheet categories, see Note 3 to the Consolidated Financial Statements. The effects of adjustments, other than goodwill, will be amortized in the Consolidated Statements of Income over a period estimated to be from one to eight years.

     In conjunction with the merger, CNH Capital's management assessed and formulated a plan to integrate the operations of the Case and New Holland finance businesses at the time that the original purchase price allocation was made in 1999. In October 2000 the Company finalized the plans made in conjunction with the merger and recorded approximately $1 million of restructuring liabilities related to the Case Credit business, resulting in additional goodwill.

     The amounts presented below for 1999 include amounts for the post-acquisition period November 12 through December 31, 1999, and for the pre-acquisition period prior to November 12, 1999.


2000 Compared to 1999

Net Income

     Case Credit recorded a net loss of $8 million in 2000, as compared to net income of $61 million in 1999. The $69 million decrease in net income is attributable to increased loan loss provisions, amortization expense resulting from purchase accounting adjustments related to the merger of Case and New Holland, increased interest expense, and lower gains on asset-backed securitizations resulting from a rising interest rate environment, increased loss rate assumptions and valuation adjustments to the Company's retained interests in retail securitizations.


Revenues

     Case Credit reported total revenues of $442 million for 2000, an increase of $3 million or 1% over the $439 million of revenues reported for 1999. Net gain on retail notes sold decreased 29% to $36 million as compared to $51 million for 1999 due to a rising interest rate environment and increased loss rate assumptions used to calculate the gain on sale. This was partially offset by an increase in operating lease income of $9 million to a total of $111 million for 2000, reflecting the growth in Case Credit's operating lease portfolio, and an increase of $6 million to a total of $46 million of interest income from Case related to the purchase of additional receivable portfolios.

Expenses

     Operating expenses for Case Credit increased $77 million to a total of $232 million in 2000, as compared to $155 million in 1999. This increase primarily resulted from a $72 million increase in Case Credit's provision for credit losses as a result of sustained weakness in the farm economy, and the impact of portfolio diversification into markets that have historically had higher loss rates than Case Credit's core agricultural and construction equipment businesses.

     Interest expense for 2000 was $229 million, up $41 million from the $188 million reported in 1999. The increase in interest expense was due to amortization expense resulting from purchase accounting adjustments related to the merger and rising interest rates.


Restructuring Reserve

     In conjunction with the merger of Case and New Holland, CNH's management formulated a plan to integrate the operations of the Case and New Holland businesses. The merger integration plan takes into consideration duplicate capacity and other synergies. As part of its merger integration plan, CNH will close Case Credit's Columbus, Ohio, and Lincolnshire, Illinois, facilities. CNH will also reduce Case Credit's workforce by 13 people.

The following table sets forth the Case Credit restructuring activities for the year ended December 31, 2000 (in thousands):

                                                            Post-acquisition basis of accounting
                                                -----------------------------------------------------------
                                                 Balance at                                      Balance at
                                                December 31,             Reserves   Changes in  December 31,
                                                    1999      Additions  Utilized   Estimates       2000
                                                ------------  ---------  --------   ----------  ------------
Severance and other employee-related costs....     $  --         $208     $(208)      $  --         $  --
Costs related to closing existing facilities..        --          669      (264)         --           405
                                                   -----         ----     -----       -----         -----
  Total restructuring.........................     $  --         $877     $(472)      $  --         $ 405
                                                   =====         ====     =====       =====         =====

     The $208,000 for severance and other employee-related costs established as part of the merger primarily includes the cash severance costs to reduce approximately 13 Case Credit personnel in conjunction with Case Credit's integration activities. These termination payments include the cost of severance benefits in accordance with CNH policy, and costs for outplacement services, medical, supplemental unemployment and supplemental vacation. As of December 31, 2000, Case Credit had terminated all personnel related to this action.

     The $669,000 for cost related to closing existing facilities established as part of the merger primarily includes lease termination payments and other closure costs associated with the closure of the Columbus, Ohio, and Lincolnshire, Illinois, facilities. The closure of the Lincolnshire, Illinois, facility was completed during 2000.

     The specific restructuring measures and associated estimated costs were based on management's best business judgement under prevailing circumstances. Management believes that the restructuring reserve balance of $405,000 at December 31, 2000, is adequate to carry out the restructuring activities as outlined above, and Case Credit anticipates that the actions will be completed by the third quarter of 2001. As prescribed under US GAAP, if future events warrant changes to the reserve, such adjustments will be reflected in the applicable Consolidated Statements of Income as "Restructuring charges." Case Credit expects to fund the cash requirements of its restructuring activities with cash flows from operations and additional borrowings under Case Credit's existing credit facilities.


Serviced Portfolio

  As of December 31, 2000, Case Credit's serviced portfolio decreased 6% over the same period last year to $7.0 billion. Net receivables acquired in 2000 were $2.7 billion versus $4.3 billion in 1999 primarily due to a lower volume of equipment sales by Case. During 2000, Case Credit acquired the U.S. wholesale receivables entity, Case Wholesale Receivable Inc.

("CWRI") from Case, consistent with New Holland Credit Company's practice of consolidating U.S. wholesale receivables. A related asset-backed securitization program for wholesale receivables was also transferred to Case Credit during 2000. As a result of these actions, Case Credit's net serviced portfolio of receivables increased by $599 million as of December 31, 2000. Case Credit's portfolio losses increased to $128 million in 2000 as compared to $58 million in 1999. This increase is attributable to prolonged weakness in the agricultural market, high losses in the North American commercial truck industry, and portfolio diversification into other markets which historically have higher loss rates than Case Credit's core agricultural and construction equipment business. Case Credit decreased its volume of loan origination activity in its diversified business in the fourth quarter of 2000 and has made a strategic decision to exit the commercial truck financing business and curtail other diversified financing activities.

      During 2000, limited-purpose business trusts organized by CNH Capital issued $2,608 million of asset-backed securities to outside investors. These trusts were formed for the purpose of purchasing receivables from CNH Capital which were used as collateral for the issuance of asset-backed securities to outside investors. As of December 31, 2000, Case Credit had sold $2,621 million of retail notes to the trusts in connection with these issuances. Of the $2,621 million of retail receivables sold to the trusts, Case Credit originated $1,595 million, and New Holland Credit Company and New Holland (Canada) Credit Company, wholly owned subsidiaries of CNH, together originated $1,026 million. During 1999, limited-purpose business trusts organized by Case Credit issued $2,009 million of asset-backed securities to outside investors. As of December 31, 1999, Case Credit originated and sold $2,100 million of retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes during 2000 and 1999 were used to repay outstanding debt and to finance the purchase of additional receivables.


Liquidity and Capital Resources

     The discussion of liquidity and sources of capital focuses on the balance sheets and statements of cash flows. Liquidity in the structured ABS market and funding from affiliates, including Fiat, are critical sources of capital to meet the Company's plan to finance the acquisition of additional receivables. During 2000, the Company increased its proportionate level of ABS activity and borrowed from its CNH affiliate to repay maturing debt and finance new receivables.

     Net cash provided by operating activities decreased $103 million to $116 million in 2000 as compared to $219 million in 1999. In the current year, deferred tax liabilities and unearned revenue remained stable compared with the prior year. In 1999 these items increased as compared to the prior year. An increase in interest expense in 2000 as compared to 1999 also contributed to this decrease.

     Net cash used by investing activities was $44 million and $619 million for 2000 and 1999, respectively. Increased proceeds from sales of receivables of $1,095 million, increased collections of retail receivables, and a decrease in diversified portfolio growth, partially offset by the increase in acquisition of wholesale receivables from Case, caused the decrease in cash used by investing activities between years.

     Net cash used by financing activities was $101 million for 2000, primarily due to the decrease in the usage of revolving credit facilities and the repayment of long-term debt partially offset by the increase in intercompany debt issued. Net cash provided by financing activities was $432 million for 1999 as Case Credit issued an aggregate of $617 million of long-term debt during this period. The net proceeds from the long-term debt issuances were used to fund Case Credit's growth initiatives.

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


Future Liquidity and Capital Resources

     The Company has various lines of committed and uncommitted credit and asset-backed commercial paper facilities to fund the business plan. The Company also has the ability to issue commercial paper currently in Australia, as well as through affiliated companies. The commercial paper program in the US has been suspended due to year 2000 ratings downgrades. The commercial paper program in Canada, issued by Case Credit Ltd. has been withdrawn. Under the terms of the Company's commercial paper programs, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the applicable revolving credit facility, cannot exceed the total amount available under the revolving credit facility.

     The Company maintains sufficient committed lines of credit and asset-backed commercial paper facilities to cover its expected funding needs on a short-term basis. The Company manages its aggregate short-term borrowings so as not to exceed its availability under its committed lines of credit including those lines from affiliates. The Company accesses short-term debt markets, predominantly through asset-backed commercial paper issuances, bank credit facilities, and loans from affiliates to fund its short-term financing requirements and to ensure liquidity. As funding needs are determined to be of a longer-term nature, the Company accesses the term ABS markets, as, to refinance short-term borrowings and, thus, replenish its short-term liquidity. The Company's long-term financing strategy is to maintain continuous access to the United States and Canadian asset-backed securities, and bank debt markets to accommodate its liquidity needs. In addition, the company intends to add the Australian market for asset backed securitization in 2001. Whenever necessary, funds provided from operations are supplemented from external borrowing sources, including financing from Fiat and Fiat affiliates.


Outlook

     The pressure from higher interest rates experienced in 2000 is expected to decrease with the slowdown in the economy. CNH Capital has decreased its volume of loan origination activity in its diversified business in the fourth quarter of 2000 and has made the strategic decision to exit the commercial truck financing business and curtail other diversified financing activities in 2000. The outlook for CNH's agricultural equipment and construction equipment markets is consistent with statements made by CNH in its Form 6-K filing on February 14, 2001. The financial services operations are directly impacted by the performance of CNH. Recent supply and demand reports for global agricultural commodities project continued pressure on commodity prices in 2001. Production remains strong in the Southern Hemisphere, including record soybean crops from Brazil, and analysts do not foresee lower planting levels in North America or Europe for the year ahead. In addition, recent forecasts for U.S. exports have been trimmed. These factors will impact the market for CNH's agricultural equipment, but will be somewhat offset by underlying demand resulting from the low sales levels of recent years and relatively strong farmers' balance sheets. However, the market could be affected by the current BSE crisis in Europe and other countries around the world, as well as potential consequences of the Foot and Mouth disease affecting more countries in Western Europe. The scope of this situation has grown in recent weeks, and the complete impact on farm equipment sales isn't clear at this time. As a result of these factors, but not including the potential impact of Bovine Spongiform Encephalopathy ("BSE"), CNH expects industry sales of agricultural equipment to be relatively unchanged from 2000. In its construction equipment business, CNH expects slightly lower industry sales worldwide, the result of a continued, gradual decline in North America as well as weaker market conditions in Europe. CNH anticipates that worldwide industry sales of loader backhoes in 2001 could decline by about 10 percent, sales of heavy construction equipment could be down about 5 percent, while industry sales of skid steer loaders could be flat to up slightly. The recent decline in interest rates in the U.S. is expected to support construction activity, but weakening overall economic conditions may temper new housing starts. In Latin America and in the company's remaining markets around the world, the company expects to see continued market improvement, resulting from more stable economic conditions. In 2001, following the expected industry declines in Europe, CNH's European sales will be slightly lower than in 2000, which may have a slight negative impact on the company's margins. However, CNH expects to launch several new models of agricultural and construction equipment in the second half of 2001 that should improve the company's market position. These new models will expand the product offerings from CNH's brands, broadening the company's potential customer base. In addition, equipment sales are expected to be less impacted by customer and dealer uncertainty in 2001 as many of the merger-related issues have been resolved. CNH plans to produce slightly below anticipated retail sales levels in 2001 in order to reduce field inventory levels. In 2001, CNH expects to achieve at least $300 million of further merger-related profit improvements, primarily through lower selling, general and administration expenses, lower purchasing costs, cross selling opportunities and initial savings from manufacturing rationalization actions. A significant portion of the company's manufacturing rationalization savings will not be realized until 2002. The company continues to expect to reduce its headcount by approximately 20 percent from a base of 36,000 by the end of 2003. As a result of this current market outlook, CNH expects the first quarter of 2001 to reflect continued improvement in its industrial operations. However, due to weaker performance expected from financial services and a normalized tax rate, CNH currently expects a net loss, before restructuring, of $.20 to $.30 per share, slightly worse than the loss of $54 million, or $.20 per share on a comparable common share count basis, in the first quarter of 2000. For the full year, CNH anticipates that the industrial operating margin could improve by $400 million, reflecting at least $300 million in merger related profit improvements, including cross selling. However, continued inflationary and competitive pressures will slightly reduce profit margins. Including lower interest costs and an improved contribution from the company's financial services businesses, net income, before restructuring, in 2001 should improve by about $100 million.

Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133 "Accounting for Derivative Instruments and Hedging Activities," which has been amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133, an amendment of SFAS 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." SFAS 133 is effective for fiscal years beginning after June 15, 2000 and will be applied to: (a) derivative instruments; and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     The Company adopted SFAS 133 on January 1, 2001. SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." To the extent that these amounts are recorded in other comprehensive income, they will be reversed into earnings in the period in which the hedged transaction occurs. Adoption of this accounting standard resulted in cumulative net of tax reductions in other comprehensive income of approximately $5 million as of January 1, 2001 and had no material impact on net income. The adoption also resulted in an increase to assets and liabilities recorded on the balance sheet of approximately $4 million and $9 million, respectively.

     In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125". SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted the disclosure provisions related to the securitization of financial assets on December 31, 2000. All transactions entered into after March 31, 2001 will be accounted for in accordance with this standard. This adoption is not expected to have a material impact on the Company.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk Management

     Case Credit is exposed to market risk from changes in interest rates. Case Credit monitors its exposure to this risk and manages the underlying exposure both through the matching of financial assets and liabilities and through the use of financial instruments, including swaps, caps, and forward rate agreements, for the net exposure. The instruments aim to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Case Credit's financial assets and liabilities. Case Credit does not hold or issue derivative or other financial instruments for speculative or trading purposes.

     Case Credit uses a model to monitor interest rate risk and to achieve a predetermined level of matching between the interest rate structure of its financial assets and liabilities. Fixed-rate financial instruments, including receivables, debt, ABS certificates and other investments, are segregated from floating-rate instruments in evaluating the potential impact of changes in applicable interest rates. The potential change in fair market value of financial instruments including derivative instruments held at December 31, 2000 and 1999, resulting from a hypothetical, instantaneous 10% change in the interest rate applicable to such financial instruments would be approximately $7 million and $3 million, respectively, based on the discounted values of their related cash flows.

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

Commodity Price and Foreign Currency Risk Management

     Commodity prices impact Case Corporation's sales, which may have an impact on Case Credit's originations. Commodity risk is managed through geographic and enterprise diversification. It is not possible to determine the impact of commodity prices on earnings, cash flows, or fair values of Case Credit's portfolio.

     Case Credit is subject to foreign currency risk in Canada, Australia and Europe as the investments in these areas are impacted by currency fluctuations. The currency fluctuations result in non-cash gains and losses that do not impact net income, but instead are recorded as adjustments to "Accumulated other comprehensive income" in the accompanying Consolidated Balance Sheets. At December 31, 2000, Case Credit performed a sensitivity analysis on its significant investment in foreign operations that have foreign currency exchange risk. Case Credit calculated that the fair value impact would be $17 million and $20 million at December 31, 2000 and 1999, as a result of a 10% change in the foreign currency exchange rate. A similar change would have had an insignificant impact on the Company's earnings from these investments in 2000 and 1999.

Item 8. Financial Statements and Supplementary Data.


            INDEX TO FINANCIAL STATEMENTS OF CASE CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                                                                            Page
                                                                                                            ----
Report of independent public accountants.................................................................     14

Consolidated Statements of Income for the year ended December 31, 2000, periods January 1, 1999 through
November 11, 1999 and November 12, 1999 through December 31, 1999, and for the year ended December
31, 1998.................................................................................................     15

Consolidated Balance Sheets as of December 31, 2000 and 1999.............................................     16

Consolidated Statements of Cash Flows for the year ended December 31, 2000, periods January 1, 1999 through November 11, 1999 and November 12, 1999 through December 31, 1999, and for the year ended
December 31, 1998........................................................................................     17

Consolidated Statements of Changes in Stockholder's Equity for the year ended December 31, 2000, periods
January 1, 1999 through November 11, 1999 and November 12, 1999 through December 31, 1999, and for
the year ended December 31, 1998.........................................................................     18

Notes to consolidated financial statements...............................................................     19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder of Case Credit Corporation:

     We have audited the accompanying Consolidated Balance Sheets of Case Credit Corporation (a Delaware corporation) and subsidiaries, as of December 31, 2000 and 1999, and the related Consolidated Statements of Income, Cash Flows, and Stockholder's Equity, for the year ended December 31, 2000, periods January 1, 1999 through November 11, 1999 and November 12, 1999 through December 31, 1999, and for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Case Credit Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, periods January 1, 1999 through November 11, 1999 and November 12, 1999 through December 31, 1999, and for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.


                                  ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
February 14, 2001

               CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (in millions)

                                                                       Post-acquisition                   Pre-acquisition
                                                                      basis of accounting               basis of accounting
                                                                      -------------------               -------------------
                                                                 Year ended       November 12 to     January 1 to     Year ended
                                                                December 31,       December 31,      November 11,    December 31,
                                                                    2000              1999               1999            1998
                                                                   -----             -----              -----           -----
Revenues:
  Finance income earned on retail and other notes and
    finance leases..........................................       $ 169             $  23              $ 151           $ 140
  Interest income from Case Corporation.....................          46                 3                 37              30
  Net gain on retail and wholesale notes sold...............          39                 1                 50              82
  Securitization and servicing fee income...................          47                 6                 43              46
  Lease income on operating leases..........................         111                16                 86              64
  Other income..............................................          30                 1                 22              15
                                                                   -----             -----              -----           -----
     Total revenues.........................................         442                50                389             377
Expenses:
  Interest expense to third parties.........................         199                25                162             143
  Interest expense to affiliates............................          30                --                  1              --
                                                                   -----             -----              -----           -----
     Total Interest expense.................................         229                25                163             143
  Operating expenses:
  Fees charged by Case Corporation..........................          31                 2                 31              24
  Administrative and operating expenses.....................          28                 4                 15              18
  Provision for credit losses...............................         101                 1                 28              14
  Goodwill amortization.....................................           6                 1                 --              --
  Depreciation of equipment on operating leases.............          69                12                 59              43
  Other.....................................................          (3)               (1)                 3               4
                                                                   -----             -----              -----           -----
     Total operating expenses...............................         232                19                136             103
                                                                   -----             -----              -----           -----
     Total expenses.........................................         461                44                299             246
                                                                   -----             -----              -----           -----
(Loss) income before taxes..................................         (19)                6                 90             131
Income tax (benefit) provision..............................         (11)                3                 32              46
                                                                   -----             -----              -----           -----
Net (loss) income...........................................       $  (8)            $   3              $  58           $  85
                                                                   =====             =====              =====           =====

 The accompanying notes to financial statements are an integral part of these
                      Consolidated Statements of Income.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)


                                                                                              Post-acquisition basis
                                         ASSETS                                                   of accounting
                                         ------                                                   -------------
                                                                                           December 31,      December 31,
                                                                                               2000              1999
                                                                                              ------            ------
Cash and cash equivalents................................................................     $   38            $   67
Retail and other notes and finance leases................................................      2,263             2,461
Wholesale notes and accounts.............................................................        273               213
Due from trusts..........................................................................        265               231
                                                                                              ------            ------
     Total receivables...................................................................      2,801             2,905
Allowance for credit losses..............................................................        (84)              (31)
                                                                                              ------            ------
     Total receivables--net..............................................................      2,717             2,874
Affiliated receivables...................................................................         18                58
Equipment on operating leases, at cost...................................................        637               529
Accumulated depreciation.................................................................        (82)              (12)
                                                                                              ------            ------
     Net equipment on operating leases...................................................        555               517
Property and equipment, at cost..........................................................         12                 5
Accumulated depreciation.................................................................         (2)               --
                                                                                              ------            ------
     Net property and equipment..........................................................         10                 5
Goodwill, net............................................................................        121               128
Asset-backed certificates................................................................        204               113
Other assets.............................................................................        196               218
                                                                                              ------            ------
     Total...............................................................................     $3,859            $3,980
                                                                                              ======            ======
                        LIABILITIES AND STOCKHOLDER'S EQUITY
                        ------------------------------------
Short-term debt..........................................................................     $1,299            $  643
Accounts payable and other accrued liabilities...........................................        201               201
Affiliated debt..........................................................................      1,170                14
Deposits withheld from dealers...........................................................          9                16
Long-term debt...........................................................................        527             2,424
                                                                                              ------            ------
     Total liabilities...................................................................      3,206             3,298
                                                                                              ------            ------
Minority interest........................................................................         --                 1
Stockholder's equity:
  Common Stock, $5 par value, 200 shares authorized, issued and
    outstanding..........................................................................         --                --
  Paid-in capital........................................................................        674               674
  Accumulated other comprehensive income.................................................        (16)                4
  Retained (deficit) earnings............................................................         (5)                3
                                                                                              ------            ------
     Total stockholder's equity..........................................................        653               681
                                                                                              ------            ------
     Total...............................................................................     $3,859            $3,980
                                                                                              ======            ======

 The accompanying notes to financial statements are an integral part of these
                         Consolidated Balance Sheets.

               CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                             Post-acquisition basis of    Pre-acquisition basis of
                                                                                     accounting                  accounting
                                                                           ---------------------------   ---------------------------
                                                                            Year ended  November 12 to   January 1 to    Year ended
                                                                           December 31,  December 31,    November 11,   December 31,
                                                                               2000           1999           1999           1998
                                                                             -------          -----        -------        -------
Operating activities:
Net (loss) income........................................................    $    (8)         $   3        $    58        $    85
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
 Purchase accounting amortization........................................         19              7             --             --
 Depreciation and amortization...........................................         78             14             62             45
 Provision for credit losses.............................................        101              1             28             14
 Deferred income tax (benefit) expense...................................         (7)             2              9             24
 Net gain on retail and wholesale notes sold.............................        (39)            (1)           (50)           (82)
 Unremitted equity method earnings from joint ventures...................         (1)            --             (1)            --
 Changes in components of working capital:
  (Increase) in other assets.............................................         (2)            (6)           (11)           (19)
  Increase (decrease) in accounts payable and
   other accrued liabilities.............................................        (13)            46             58             (6)
  Other, net.............................................................        (12)            (2)             2             (7)
                                                                             -------          -----        -------        -------
    Net cash provided by operating activities............................        116             64            155             54
                                                                             =======          =====        =======        =======
Investing activities:
Cost of retail receivables acquired......................................     (3,257)          (489)        (2,732)        (3,209)
Cost of wholesale receivables acquired...................................     (1,412)            --             --             --
Proceeds from sales of retail receivables................................      2,560            349          1,693          1,975
Proceeds from sales of wholesale receivables.............................        577             --             --             --
Collections of retail receivables........................................        880            187            639            820
Collections of wholesale receivables.....................................        775             --             --             --
Purchase of equipment on operating leases (net of disposals).............       (104)           (16)          (135)          (333)
Increase in investments and other assets.................................        (55)            (1)          (113)          (142)
Expenditures for property and equipment..................................         (8)            --             (1)            (1)
                                                                             -------          -----        -------        -------
    Net cash (used) provided by investing activities.....................        (44)            30           (649)          (890)
                                                                             -------          -----        -------        -------
Financing activities:
Proceeds from issuance of long-term debt.................................         43             --            617          1,070
Proceeds from issuance of affiliate debt (net of repayment)..............      1,151             --             --             --
Payment of long-term debt................................................       (534)            --             --             --
Decrease in revolving credit facilities..................................       (761)           (62)          (123)          (291)
Capital contributions from Case Corporation..............................         --             --             --             25
                                                                             -------          -----        -------        -------
    Net cash (used) provided by financing activities.....................       (101)           (62)           494            804
                                                                             -------          -----        -------        -------
(Decrease) increase in cash and cash equivalents.........................        (29)            32              0            (32)
Cash and cash equivalents, beginning of period...........................         67             35             35             67
                                                                             -------          -----        -------        -------
Cash and cash equivalents, end of period.................................    $    38          $  67        $    35        $    35
                                                                             =======          =====        =======        =======

Cash paid during the period for interest.................................    $   235          $  16        $   159        $   126
                                                                             =======          =====        =======        =======

Cash (received) paid during the period for taxes.........................    $   (19)         $   6        $    19        $    26
                                                                             =======          =====        =======        =======

 The accompanying notes to financial statements are an integral part of these
                    Consolidated Statements of Cash Flows.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (in millions)

                                                                                         Retained
                                                                     Accumulated Other   Earnings
                                                  Common  Paid-in      Comprehensive     ---------              Comprehensive
                                                  Stock   Capital      Income/(Loss)     (Deficit)   Total      Income (Loss)
                                                  ------  --------  -------------------  ---------   -----      -------------
Pre-acquisition basis of accounting
-----------------------------------
Balance, December 31, 1997......................    $--    $ 244          $ (16)           $ 129     $ 357
Capital contribution from Case Corp.............     --       25             --               --        25
Comprehensive income:
   Net income...................................     --       --             --               85        85            $ 85
   Translation adjustment.......................     --       --             (8)              --        (8)             (8)
                                                                                                                ----------
     Total......................................                                                                      $ 77
                                                  --------------------------------------------------------      ==========
Balance, December 31, 1998......................    $--    $ 269          $ (24)           $ 214     $ 459
Comprehensive income:
   Net income...................................     --       --             --               58        58            $ 58
   Translation adjustment.......................     --       --              3               --         3               3
                                                                                                                ----------
     Total......................................                                                                      $ 61
                                                  --------------------------------------------------------      ==========
Balance, November 11, 1999......................    $--    $ 269          $ (21)           $ 272     $ 520
Post-acquisition basis of accounting
------------------------------------
Balance, November 11, 1999......................    $--    $ 269          $ (21)           $ 272     $ 520
Elimination of paid-in capital, cumulative
 translation adjustment, and retained earnings..            (269)            21             (272)     (520)
Purchase price allocation.......................     --      674             --               --       674
Comprehensive income:
   Net income...................................     --       --             --                3         3            $  3
   Translation adjustment.......................     --       --              4               --         4               4
                                                                                                                ----------
     Total......................................                                                                      $  7
                                                  --------------------------------------------------------      ==========
Balance, December 31, 1999......................    $--    $ 674          $   4            $   3     $ 681
Comprehensive loss:
   Net loss.....................................     --       --             --               (8)       (8)           $ (8)
   Translation adjustment.......................     --       --            (20)              --       (20)            (20)
                                                                                                                ----------
     Total......................................                                                                      $(28)
                                                  --------------------------------------------------------      ==========
Balance, December 31, 2000......................    $--    $ 674          $ (16)           $  (5)    $ 653
                                                  ========================================================

 The accompanying notes to financial statements are an integral part of these Consolidated Statements of Changes in Stockholder's Equity.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


Note 1: Nature of Operations

     Case Credit Corporation is a subsidiary of CNH Capital Corporation ("CNH Capital"), formerly Case Capital. CNH Capital, a wholly owned subsidiary of Case Corporation ("Case"), provides broad-based financial services for the global marketplace. Case Corporation is a wholly owned subsidiary of CNH Global N.V. ("CNH"). Through Fiat Netherlands Holding N.V. ("Fiat Netherlands Holding"), formerly New Holland Holdings N.V., Fiat S.p.A. ("Fiat") owns approximately 84.5% of CNH's outstanding common shares.

     Case Credit Corporation, its wholly owned operating subsidiaries, Case Credit Ltd. (Canada) and Case Credit Australia Pty Ltd, and Case Credit Corporation's joint ventures, Case Credit Europe S.A.S. and UzCaseagroleasing (collectively, "Case Credit") provide and administer financing for the retail purchase or lease of new and used Case and other agricultural and construction equipment. Case Credit offers various types of retail financing to end-use customers to facilitate the sale or lease of Case products in the United States, Canada, Australia, Europe, Argentina, and Uzbekistan. Case Credit's business principally involves purchasing retail installment sales and finance lease contracts from Case dealers. In addition, Case Credit facilitates and finances the sale of insurance products to retail customers, and purchases retail installment and finance lease contracts from non-Case dealers in North America. Case Credit purchases equipment from dealers that is leased to retail customers under operating lease agreements. In North America, customers use Case Credit's private-label credit card to purchase parts, service, rentals, implements and attachments from Case dealers. Case Credit also provides financing options to Case's dealers for a variety of purposes including equipment rental yards, inventory, working capital, real estate acquisitions, construction and remodeling, business acquisitions, dealer systems, and service and maintenance equipment.

     During 2000, Case Credit acquired Case Wholesale Receivable Inc. ("CWRI") from Case at net book value of $175 million. This was done to be consistent with New Holland Credit Company's practice of consolidating U.S. wholesale receivables. CWRI's purpose is to acquire selected wholesale receivables from Case. A portion of these receivables are sold to a privately structured facility. See Note 5 "Receivables."


Note 2: Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

     The accompanying financial statements reflect the consolidated results of Case Credit Corporation and its consolidated subsidiaries and joint ventures. All significant intercompany transactions have been eliminated in consolidation.

     All references to balance sheet items for 2000 and 1999 are on a post-acquisition basis. Consolidated Statements of Income and Cash Flows for 2000 are on a post-acquisition basis and include purchase accounting impact. Consolidated Statements of Income for 1999 include both pre-acquisition totals and post-acquisition totals including the impacts of purchase accounting. All items prior to 1999 are on a pre-acquisition basis.

     Certain reclassifications have been made to conform prior years' financial statements to the 2000 presentation.


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

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

Purchase Accounting Amortization

     Amortization of purchase accounting adjustments, excluding goodwill, are recognized over the remaining term of the related asset or liability account based on the weighted average change during the month for each asset class. The remaining term is 83 months as of December 31, 2000.


Recognition of Finance and Interest Income

     Retail and Other Notes, Finance Leases and Operating Leases--The Company records finance income earned on retail and other notes and finance leases using the effective interest method. A portion of the earned finance income arises from sales programs offered by Case and other manufacturers on which finance charges are waived or low-rate financing programs are offered. When the Company acquires retail installment sales contracts and finance leases subject to below-market interest rate and waived interest rate financing, the Company is compensated for the difference between market rates and the amounts received by the Company. Case Credit receives compensation from Case and other manufacturers in an amount equal to the difference between the competitive interest rate and the amount paid by the customer. This amount is initially recognized as an unearned finance charge and is recognized as interest income over the term of the retail notes and finance leases. The amounts received from Case for below-market interest rate and waived interest rate financing are included in "Interest income from Case Corporation" in the accompanying Consolidated Statements of Income, and amounted to $17 million, $21 million and $20 million in 2000, 1999 and 1998, respectively. When the receivables are sold, the unrecognized portion of the unearned finance charges is included in the calculation of the net gain on retail and wholesale notes sold. The Company included in its gain calculations income from Case amounting to $65 million, $55 million and $62 million in 2000, 1999 and 1998, respectively, as part of the sale of retail notes, and $3 million in 2000 from the sale of wholesale notes. These amounts are included in "Net gain on retail and wholesale notes sold" in the accompanying Consolidated Statements of Income.

     Purchase accounting adjustments due to the merger, (see Note 3, "Merger"), resulted in a $33 million increase in receivables, which is primarily included in "Retail and other notes and finance leases" in the accompanying Consolidated Balance Sheets. Amortization of the related purchase accounting adjustments resulted in a decrease to income of approximately $13 million for the year December 31, 2000 and $6 million for the period November 12, 1999 through December 31, 1999, and is included in "Finance income earned on retail and other notes and finance leases" in the accompanying Consolidated Statements of Income. The remaining purchase accounting adjustments as of December 31, 2000 total $14 million and will be primarily recognized as a decrease to "Retail and other notes and finance lease income" in the accompanying Consolidated Statements of Income over the next 28 months.

     For selected operating leases, the Company is also compensated from Case for the difference between the market rental rates and the amount paid by the customer. The amounts received were $2 million, $7 million, and $4 million in 2000, 1999, and 1998, respectively, and are included in "Interest income from Case Corporation." The Company is also compensated for the funding of various receivables on behalf of Case. The amounts earned were $13 million, $12 million, and $6 million in 2000, 1999, and 1998, respectively, and are included in "Interest income from Case Corporation" in the accompanying Consolidated Statements of Income. Compensation received for below-market interest rates and waived interest rate financing from other manufacturers is included in "Finance income earned on retail and other notes and finance leases" in the accompanying Consolidated Statements of Income.

     For selected wholesale receivables, the Company is compensated by Case for the difference between market rates and the amount paid by the dealer. The amount received for the year ended December 31, 2000 is $13 million and is included in "Interest income from Case Corporation" in the accompanying Consolidated Statements of Income.

     Recognition of income on loans is generally suspended when an account becomes 120 days delinquent or when management determines that collection of future income is not probable. Income accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time. The amount of loans and related finance charges for which income recognition has been suspended is not material. The dollar amount of the Company's retail portfolio for which accruals have been suspended is $135 million at December 31, 2000.

     Case Credit offers retail and other notes with interest rates that float with the prime rate, plus an applicable margin. At December 31, 2000 and 1999, these notes amount to $352 million and $296 million, respectively.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

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


Receivables Sold and Serviced

     Case Credit sold retail notes with a net principal value of $2.6 billion and $2.1 billion in 2000 and 1999, respectively, to limited purpose business trusts ("Trusts") in the United States and Canada. These Trusts were formed for the purpose of purchasing receivables from Case Credit to be used as collateral for the issuance of asset-backed securities to outside investors. As these Trusts are controlled by third parties and meet minimum equity capitalization standards, the assets of the Trust are not included in the consolidated financial statements of the Company. In 2000, $1.6 billion of the receivables sold were originated by Case Credit and $1.0 billion were originated and sold to Case Credit at fair value by New Holland Credit Company and New Holland Credit Company Canada, wholly owned subsidiaries of CNH Global N.V.

     These transactions are recorded as sales in accordance with the provisions of Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). The Company recognized gains on the sales of these receivables of $61 million, $51 million, and $82 million in 2000, 1999, and 1998, respectively. These gains are calculated based on comparing the fair value of the net proceeds received from the sale to the allocated carrying value of assets sold. The allocated carrying value of assets sold is determined by allocating the previous carrying amount of these assets to the assets sold and the retained interests based on their relative fair values.

     In conjunction with these sales, the Company retains certain interests in the sold receivables including interest-only strips, subordinated tranches of securities issued by the trusts ("ABS certificates"), rights to service the sold receivables and cash reserve accounts held in escrow by the Trusts. ABS certificates are classified as held to maturity securities and are initially recorded at their allocated carrying value as a component of "Other assets" on the Consolidated Balance Sheets. All other retained interests are also initially recorded at their allocated carrying value as "Due from trusts" on the Consolidated Balance Sheets.

     Cash reserve accounts are created through the reduction of proceeds received by the Company from sales to provide security to investors in the event that cash collections from the receivables are not sufficient to remit principal and interest payments on the securities. Proceeds from the sales of retail receivables were reduced by $57 million and $61 million in 2000 and 1999, respectively, and total amounts held in escrow by the Trusts were $194 million and $155 million at December 31, 2000 and 1999, respectively. Interest-only strips represent the Company's retained interest in the interest collected by the Trusts on the receivables in excess of the interest paid to investors in the asset-backed securities. The fair value of the interest-only strip component of the retained interests is determined based on the present value of future expected cash flows. The key assumptions used in the present value calculations are credit loss, prepayment and interest rates. These assumptions represent management's best estimates of these rates based on current market conditions. As an additional form of credit enhancement to investors, Case Credit incurred a recourse liability of up to $19 million, which obligates the Company to fund shortfalls in collections related to one of the securitizations completed in 2000.

     The Company services all securitized receivables and is entitled to receive a 1.00% annual servicing fee from the Trusts as compensation for these services. Beginning in the third quarter of 1999, the Company determined that this servicing fee exceeds the fair value of the services provided and began to record a servicing asset. Servicing assets recorded were $18 million and $8 million for 2000 and 1999, respectively, and are included in "Net gain on retail and wholesale notes sold" in the Consolidated Statements of Income. The asset is being amortized over the period in which the Company earns the related servicing fees. Amortization of servicing assets was $8 million in 2000

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES and amortization of servicing assets was immaterial in 1999. The amortization is included in "Securitization and service fee income" in the Consolidated Statements of Income. The servicing asset equaled $18 million and $8 million, which approximates fair value at December 31, 2000 and 1999, respectively and is included in "Due from trusts" in the accompanying Consolidated Balance Sheets. The fair value of the servicing asset is determined by discounting future cash flows based on current discount and prepayment rate assumptions.

     Case stratifies its servicing assets based on geographic location and original term. As a result, Case Credit has two categories of servicing assets as of December 31, 2000 and 1999. One category consists of serviced assets located in the United States with 3 to 5 year original terms, which amounted to $15 million and $7 million as of December 31, 2000 and 1999, respectively. The other category consists of serviced assets located in Canada with 3 to 5 year original terms, which amounted to $3 million and $1 million as of December 31, 2000 and 1999, respectively.

     Case Credit is required to remit the cash collected on the serviced portfolio to the Trusts within two business days. At December 31, 2000 and 1999, $17 million and $25 million, respectively of unremitted cash payable to the Trusts is included in "Accounts payable and other accrued liabilities" in the Consolidated Balance Sheets.

     Weighted average assumptions utilized in measuring the initial fair value of retained interests for securitizations completed during 2000 were as follows:

                                        U.S.   Canada
                                       ------  -------
Constant prepayment rate               17.00%   20.00%
Annual credit loss rate                 0.66%    0.56%
Discount rate                           6.91%    6.18%
Weighted average maturity in months       30       26

     The Company monitors the fair value of its retained interests outstanding each period by discounting expected future cash flows based on similar assumptions. The fair value is compared to the carrying value of the retained interest and any excess of carrying value over fair value results in an adjustment to the asset with a corresponding offset to earnings. These differences are recorded in earnings as they are deemed to be unrecoverable. The Company reduced the value of its retained interests by $24.5 million in 2000 based on this analysis, with a corresponding decrease to "Net gain on retail notes sold" in the Consolidated Statements of Income. The primary cause of this reduction was the continued increase in credit losses recognized related to sold notes and the increase in the assumption used to estimate future credit losses.

     The significant assumptions used in estimating the fair values of retained interests from sold receivables and the sensitivity of the current fair value to immediate 10% and 20% adverse changes at December 31, 2000 are as follows (in millions) unless stated otherwise:

United States

                                                            Impact on Fair Value
                                                            --------------------
                                       December 31, 2000     10%           20%
                                          Assumption        Change        Change
                                       -----------------    ------        ------
Constant prepayment rate                    17.00%           $(0.4)       $(1.0)
Annual credit loss rate                      0.60%            (2.7)        (5.3)
Discount rate                                6.89%            (0.8)        (1.7)
Weighted average remaining maturity        22 months

                                  Receivables Securitized in
                                  --------------------------
                              1997       1998       1999     2000
                              ----       ----       ----     ----
Actual and expected
  static pool losses          1.51%      2.09%      1.61%    1.11%

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

Canada

                                                            Impact on Fair Value
                                                            --------------------
                                       December 31, 2000     10%           20%
                                          Assumption        Change        Change
                                       -----------------    ------        ------
Constant prepayment rate                    20.00%          $(0.2)        $(0.6)
Annual credit loss rate                      0.55%           (0.3)         (0.6)
Discount rate                                6.15%           (0.1)         (0.2)
Weighted average remaining maturity        21 months

                                  Receivables Securitized in
                                  --------------------------
                              1997       1998       1999     2000
                              ----       ----       ----     ----
Actual and expected
  static pool losses           .40%       .93%      1.10%     .82%

Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets securitized.

The changes shown above are hypothetical. They are computed based on variations of individual assumptions without considering the interrelationship between these assumptions. As a change in one assumption may affect the other assumptions, the magnitude of the impact on fair value of actual changes may be greater or less than those illustrated above.

Cash flows between Case Credit and the Trusts for 2000 can be summarized as follows (in millions):

Proceeds from new retail securitizations        $2,560
Servicing fees received (1)                         28
Cash received on other retained interests           67
Purchases of receivables from Trusts               169

(1) Does not reflect servicing fees earned in Canada as the Company is paid for these services if there are residual funds available when the Trusts are liquidated.


Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133 "Accounting for Derivative Instruments and Hedging Activities," which has been amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133, an amendment of SFAS 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." SFAS 133 is effective for fiscal years beginning after June 15, 2000 and will be applied to: (a) derivative instruments; and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     The Company adopted SFAS 133 on January 1, 2001. SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." To the extent that these amounts are recorded in other comprehensive income, they will be reversed into earnings in the period in which the hedged transaction occurs. Adoption of this accounting standard resulted in cumulative net of tax reductions in other comprehensive income of approximately $5 million as of January 1, 2001 and had no material impact on net income. The

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES adoption also resulted in an increase to assets and liabilities recorded on the balance sheet of approximately $4 million and $9 million, respectively.

     In September 2000, FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125". SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted the disclosure provisions related to the securitization of financial assets on December 31, 2000. All transactions entered into after March 31, 2001 will be accounted for in accordance with this standard. This adoption is not expected to have a material impact on the Company.


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

     Reference is made to Note 12, "Financial Instruments," for further information regarding the Company's use of derivative financial instruments.

     Effective January 1, 2001 the Company adopted SFAS 133 as described in "Accounting Pronouncements".


Note 3: Merger

     On November 12, 1999, New Holland N.V. acquired Case for $4.6 billion in cash, including related costs and expenses. Of the total purchase price, $674 million was allocated to Case Credit. Effective with the closing of the merger, New Holland N.V. changed its name to CNH.

     This merger was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of Case Credit based upon their respective estimated fair values, including identifiable intangibles, with the remainder allocated to goodwill. The purchase price allocation resulted in goodwill of approximately $129 million, which is being amortized on a straight-line basis over 20 years. The historical shareholder's equity of the Company was eliminated in the Company's Consolidated Balance Sheets. The fair value adjustments to the historical balance sheet and the resulting goodwill were as follows (in millions):

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            Purchase Price Allocation
---------------------------------------------------------------------------------
      Net assets at historical cost, including liabilities assumed of $3,345.....     $520
      Fair value adjustments:
         Accounts and notes receivable...........................................       33
         Equipment on operating leases...........................................      (34)
         Discount on medium-term note............................................       27
         Deferred income taxes...................................................      (16)
         Other...................................................................       15
      Goodwill...................................................................      129
                                                                                      ----
            Total purchase price allocated.......................................     $674
                                                                                      ====

     In conjunction with the merger, CNH Capital's management assessed and formulated a plan to integrate the operations of the Case and New Holland finance businesses at the time that the original purchase price allocation was made in 1999. In October 2000 the Company finalized the plans made in conjunction with the merger and recorded approximately $1 million of restructuring liabilities related to the Case Credit business, resulting in additional goodwill. As of December 31, 2000 approximately $.4 million remained in this reserve account. This was the only adjustment to the original fair value allocation.

     A summary of goodwill, is as follows (in millions):

          Original purchase price allocation............      $129
          1999 amortization.............................        (1)
          Revision to purchase price allocation.........         1
          Translation adjustment........................        (2)
          2000 amortization.............................        (6)
                                                              ----
          Goodwill, net.................................      $121
                                                              ====

     Case Credit has prepared the following unaudited pro forma income statements to illustrate the estimated effects of the acquisition of Case by New Holland as if this transaction had occurred as of the beginning of each of the years presented. The pro forma data reflects the impact of the fair market value adjustments to the Case Credit assets and liabilities acquired. These adjustments are being amortized over the periods estimated to be benefited and primarily include reduced depreciation of equipment on operating leases, the amortization of the fair value adjustments for acquired receivables, discount on notes payable and goodwill. The pro forma data does not include the impact of the $1 million of additional goodwill recorded during 2000.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                                                            Years Ended
                                                                                           December 31,
                                                                                            (unaudited)
                                                                                           (in millions)
                                                                                       ---------------------
                                                                                         1999        1998
                                                                                       ---------  ----------
      Revenues:
         Finance income earned on retail and other notes and finance leases..........      $ 150       $ 115
         Interest income from Case Corporation.......................................         40          30
         Net gain on retail notes sold...............................................         53          77
         Securitization and servicing fee income.....................................         49          46
         Lease income on operating leases............................................        102          64
         Other income................................................................         23          15
                                                                                           -----       -----
            Total revenues...........................................................        417         347
      Expenses:
         Interest expense............................................................        197         155
         On payables to affiliates...................................................          1          --
                                                                                           -----       -----
            Interest expense.........................................................        198         155
      Operating expenses:
         Fees charged by Case Corporation............................................         33          24
         Administrative and operating expenses.......................................         19          18
         Provision for credit losses.................................................         29          14
         Goodwill amortization.......................................................          6           6
         Depreciation of equipment on operating leases...............................         62          35
         Other.......................................................................          3           3
                                                                                           -----       -----
            Total operating expenses.................................................        152         100
                                                                                           -----       -----
            Total expenses...........................................................        350         255
                                                                                           -----       -----
      Income before taxes............................................................         67          92
      Income tax provision...........................................................         26          33
                                                                                           -----       -----
      Net income.....................................................................      $  41       $  59
                                                                                           =====       =====


     Case Credit has presented this unaudited pro forma financial data for illustrative purposes only. This pro forma data is not necessarily indicative of
(i) the results of operations that would have occurred had the transaction been effective as of the beginning of each of the years presented, or (ii) the results of operations that Case Credit will attain in the future. In addition, the pro forma financial data does not reflect any synergies or cost savings that may occur as a result of the merger.


Note 4: Restructuring

     In conjunction with the merger of Case and New Holland, CNH Capital's management formulated a plan to integrate the operations of the Case and New Holland businesses. The merger integration plan takes into consideration duplicate capacity and other synergies. As part of its merger integration plan, CNH will close Case Credit's Columbus, Ohio, and Lincolnshire, Illinois, facilities. CNH Capital will also reduce Case Credit's workforce by 13 people.

The following table sets forth the Case Credit restructuring activities for the year ended December 31, 2000 (in thousands):

                                                           Post-acquisition basis of accounting
                                                ------------------------------------------------------------
                                                 Balance at                                      Balance at
                                                December 31,             Reserves   Changes in  December 31,
                                                    1999      Additions  Utilized   Estimates       2000
                                                ------------  ---------  --------   ----------  ------------
Severance and other employee-related costs....  $         --  $     208  $   (208)  $       --  $         --
Costs related to closing existing facilities..            --        669      (264)                       405
                                                ------------  ---------  --------   ----------  ------------
  Total restructuring.........................  $         --  $     877  $   (472)  $       --  $        405
                                                ============  =========  ========   ==========  ============

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

     The $208,000 for severance and other employee-related costs established as part of the merger primarily includes the cash severance costs to reduce approximately 13 Case Credit personnel in conjunction with Case Credit's integration activities. These termination payments include the cost of severance benefits in accordance with CNH policy, and costs for outplacement services, medical, supplemental unemployment and supplemental vacation. As of December 31, 2000, Case Credit had terminated all personnel related to this action.

     The $669,000 for cost related to closing existing facilities established as part of the merger primarily includes lease termination payments and other closure costs associated with the closure of the Columbus, Ohio, and Lincolnshire, Illinois, facilities. The closure of the Lincolnshire, Illinois, facility was completed during 2000.

     The specific restructuring measures and associated estimated costs were based on management's best business judgement under prevailing circumstances. Management believes that the restructuring reserve balance of $405,000 at December 31, 2000, is adequate to carry out the restructuring activities as outlined above, and Case Credit anticipates that the actions will be completed by the third quarter of 2001. As prescribed under US GAAP, if future events warrant changes to the reserve, such adjustments will be reflected in the applicable Consolidated Statements of Income as "Restructuring charges." Case Credit expects to fund the cash requirements of its restructuring activities with cash flows from operations and additional borrowings under Case Credit's existing credit facilities.


Note 5: Receivables

     A summary of receivables is as follows (in millions):

                                                  Post-acquisition basis of
                                                          accounting
                                                ------------------------------
                                                 December 31,    December 31,
                                                     2000            1999
                                                    ------          ------
      Wholesale notes and accounts............         $  273          $  213
      Retail and other notes..................          2,066           2,197
      Finance leases..........................            374             531
      Due from trusts.........................            265             231
                                                       ------          ------
         Gross receivables....................          2,978           3,172
      Less--Unearned finance charges..........           (177)           (267)
      Less--Allowance for credit losses.......            (84)            (31)
                                                       ------          ------
         Total receivables, net...............         $2,717          $2,874
                                                       ======          ======



Retail and Other Notes and Finance Leases

     Repayment of wholesale notes and accounts is required in accordance with the standard terms of the wholesale receivable agreements, with repayment accelerated upon the sale of the underlying equipment by the dealer. The terms of retail and other notes and finance leases generally range from two to six years and allow for prepayment at any time without penalty. The average effective yield on retail and other notes and finance leases held by the Company was approximately 8.77% and 9.0% at December 31, 2000 and 1999, respectively.

     Purchase accounting adjustments, net of amortization, included in "Retail and other notes and finance leases" in the accompanying Consolidated Balance Sheets as of December 31, 2000 were $13 million as described in Note 2, "Summary of Significant Accounting Policies." Purchase accounting adjustments, net of amortization, included in "Retail and other notes and finance leases" in the accompanying Consolidated Balance Sheets as of December 31, 1999 were $27 million.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

     Maturities of wholesale notes and accounts and retail and other notes and finance leases as of December 31, 2000, are as follows (in millions):

Years ending December 31,
         2001.........................................................................     $1,358
         2002.........................................................................        459
         2003.........................................................................        371
         2004.........................................................................        246
         2005.........................................................................        115
         2006 and thereafter..........................................................        164
                                                                                           ------
            Total retail and other notes and finance leases--gross....................      2,713
         Less--Unearned finance charges...............................................       (177)
                                                                                           ------
            Total retail and other notes and finance leases, net of unearned
              Finance charges.........................................................     $2,536
                                                                                           ======

     It has been CNH's experience that substantial portions of retail receivables are repaid before their contractual maturity dates. As a result, the above table should not be regarded as a forecast of future cash collections.

     The allowance for credit losses is established to cover probable losses for receivables owned by the Company. Changes in the allowance for credit losses are as follows (in millions):

                                                                 Post-acquisition basis of        Pre-acquisition basis of
                                                                        accounting                       accounting
                                                                        ----------                       ----------
                                                                Year ended    November 12 to    January 1 to     Year ended
                                                               December 31,    December 31,     November 11,    December 31,
                                                                   2000           1999             1999            1998
                                                                   ----           -----            -----           -----
      Balance, beginning of period...........................      $  31          $  40            $  29           $  22
      Provision for credit losses............................        101              1               28              14
      Reserve transfers relative to receivables purchased....         24             --               --              --
      Write-offs, net of recoveries..........................        (72)           (10)             (17)             (7)
                                                                   -----          -----            -----           -----
      Balance, end of period.................................      $  84          $  31            $  40           $  29
                                                                   =====          =====            =====           =====


     The preceding table reflects the Company's provision for credit losses, but does not include losses charged to dealers or those absorbed by the Trusts. Total losses incurred on the Company's serviced portfolio were $128 million, $58 million and $15 million in 2000, 1999, and 1998, respectively. The principal balance of accounts greater than 30 days delinquent at December 31, 2000 was $434 million, which represents 8.2% of the Company's managed retail and other notes and finance leases.

     Reserve transfers relative to receivables purchased in 2000 are $10 million related to the CWRI acquisition, $8 million related to the New Holland receivables purchased, and $6 million related to the purchase of various receivables on behalf of Case, net of applicable reserves.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

     Case Credit, through its consolidated subsidiary CWRI, has an undivided interest in certain wholesale receivables that were sold (with limited recourse), on a revolving basis pursuant to a privately structured facility. This facility consists of a five-year committed, $300 million non-renewable facility that expires in June 2002, and a 364-day, $175 million facility that is renewable annually at the sole discretion of the purchasers. At December 31, 2000, $400 million was outstanding under this facility.

     At December 31, 2000, $487 million of wholesale receivables were sold under this facility. The company has an undivided interest in $87 million of the balance sold. This retained interest provides recourse to investors in the event of default and is recorded at cost, which approximates fair value due to the short-term nature of the receivables, in "Wholesale notes and accounts" in the Consolidated Balance Sheets.

     The Company recognized gains on the sales of these receivables of $3 million in 2000, which are recorded in "Net gain on retail and wholesale notes sold" in the Consolidated Statements of Income. The gains are primarily the result of the difference between the interest received from dealers and Case, and the interest paid to investors in the facility. Case Credit continues to service the sold receivable portfolio. As the servicing fee received approximates the fair value of providing these services, no servicing asset or liability has been recognized. Servicing fees received were $3 million in 2000. Other cash flows between Case Credit and the facility in 2000 included:

      Proceeds from new securitizations                 $ 15 million
      Repurchase of receivables                           80 million
      Proceeds from collections reinvested               470 million
        in the facility

     Case Credit's portfolio of managed receivables, including receivables owned and receivables serviced for others, has decreased from $7.5 billion at December 31, 1999, to $7.0 billion at December 31, 2000. Case Credit's serviced portfolio at December 31, 2000, included $3.5 billion of managed receivables (net of unearned finance charges), including retail and other notes amounting to $3.1 billion (net of unearned finance charges) that were owned by Trusts in the United States and Canada. At December 31, 1999, Case Credit's serviced portfolio included $6.7 billion of managed receivables (net of unearned finance charges), including retail and other notes amounting to $3.3 billion (net of unearned finance charges) that were owned by Trusts in the United States and Canada.

     At December 31, 2000, approximately $232 million of retail notes receivable have been pledged as collateral under the Company's asset-backed commercial paper facility. At December 31, 1999, approximately $206 million of retail notes receivable have been pledged as collateral under the Company's commercial paper liquidity facility.

     Wholesale notes and accounts, retail and other notes and finance leases, and serviced receivables have significant concentrations of credit risk in the farm and construction business sectors. On a geographic basis, there is not a disproportionate concentration of credit in any area of the United States, Canada or Australia.


Note 6: Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Property, plant and equipment consist of leasehold improvements, furniture and fixtures and construction in progress. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets. Useful lives range from 5 to 14 years for leasehold improvements, and 3 to 10 years for furniture and fixtures. Expenditures for maintenance and repairs are charged to expense as incurred.


     Purchase accounting adjustments related to the merger resulted in a fair market value write-up of approximately $1 million to property, plant and equipment at the date of the merger. This write-up is amortized over the weighted average remaining life of each asset class. Amortization of the adjustment was immaterial for the period ending December 31, 2000 and for the period November 12, 1999 through December 31, 1999. The $2 million balance in "Accumulated depreciation" at the date of the merger was eliminated.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

Note 7: Equipment on Operating Leases

     A summary of equipment on operating leases, is as follows (in millions):

                                                             Post-acquisition basis of
                                                                     accounting
                                                          ------------------------------------
                                                          December 31,           December 31,
                                                              2000                   1999
                                                             -----                   -----
      Equipment on operating leases...................    $        637         $           529
      Accumulated depreciation........................             (82)                    (12)
                                                          ------------          --------------
         Net equipment on operating leases............    $        555          $          517
                                                          ============          ==============


     Lease payments owed to Case Credit for equipment under non-cancelable operating leases as of December 31, 2000, are as follows (in millions):


                 2001..............................    $70
                 2002..............................     48
                 2003..............................     24
                 2004..............................     11
                 2005..............................      3
                 2006 and thereafter...............     --


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

     Each item of equipment under operating lease is depreciated on a straight-line basis over a period of time consistent with the lease term. Depreciation expense totaled $69 million for the year ended December 31, 2000, $12 million for the period November 12 through December 31, 1999, and $59 million for the period January 1 through November 11, 1999. Depreciation expense was $43 million for the year ended December 31, 1998. Expenditures for maintenance and repairs are the responsibility of the lessee.

     Purchase accounting adjustments due to the merger resulted in a $34 million net decrease in "Equipment on operating leases, at cost" in the accompanying Consolidated Balance Sheets. Amortization of the related purchase accounting adjustments resulted in a reduction of depreciation expense of approximately $1 million for the period November 12, 1999 through December 31, 1999, and $8 million for the year ended December 31, 2000, which is included in "Depreciation of equipment on operating leases" in the accompanying
Consolidated Statements of Income. Residual losses are $4 million for the year ended December 31, 2000. Disposal of pre-merger "Equipment on operating leases, at cost" were $9 million for the year ended December 31, 2000. The remaining purchase accounting adjustments as of December 31, 2000 total $12 million which will be recognized as a decrease in "Depreciation of equipment on operating leases" in the accompanying Consolidated Statements of Income over the next 14 months as well as decreased by future residual losses and disposals of equipment on operating leases.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

Note 8: Asset-Backed Certificates/Other Assets

     The components of other assets as of December 31, 2000 and 1999 are as follows:

                                                      Post-acquisition basis of
                                                             accounting
                                                  ---------------------------------------
                                                   December 31,            December 31,
                                                       2000                    1999
                                                       -----                   -----
      Certificates of deposit.............         $           135         $           170
      Deferred taxes......................                      35                      22
      Investment in joint venture.........                      16                      16
      Other current assets................                      10                      10
                                                   ---------------         ---------------
         Total............................         $           196         $           218
                                                   ===============         ===============


     Certificates of deposits support retail receivables related to purchases of agricultural equipment by Brazilian customers from Case Corporation. These U.S. dollar indexed certificates are reflected at historical cost on the balance sheet and have maturities that range between three months and four years and bear interest rates between 8.75% and 10.00%. The receivables underlying the certificates of deposit are guaranteed by Case Corporation.

     ABS certificates are stated at historical cost on the balance sheet and bear interest rates between 5.94% and 7.32%. These certificates are classified as held to maturity securities. Interest income is included in "Securitization and servicing fee income" in the accompanying Consolidated Statements of Income.

     The Case Credit Europe S.A.S. joint venture is accounted for under the equity method of accounting. Income is included in "Other income" in the accompanying Consolidated Statements of Income.

     Purchase accounting adjustments due to the merger resulted in a $36 million net decrease in "Other assets" in the accompanying Consolidated Balance
Sheets. Amortization of the related purchase accounting adjustments resulted in income of approximately $15 million for the year ended December 31, 2000 and $5 million for the period November 12, 1999 through December 31, 1999, which is primarily included in "Finance income earned on retail and other notes and finance leases" in the accompanying Consolidated Statements of Income. The remaining purchase accounting adjustments as of December 31, 2000 total $16 million, which will be primarily recognized as an increase to "Finance income earned on retail and other notes and finance leases" in the Consolidated Statements of Income over the next 25 months.


Note 9: Short-Term Debt

     The Company has various lines of credit and liquidity facilities that include borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements. The Company also has the ability to issue commercial paper in Australia. Under the terms of the Company's commercial paper programs, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the applicable revolving credit facility mentioned below, cannot exceed the total amount available under the revolving credit facility.

     On December 15, 2000, the Company negotiated a one-year, $1.2 billion asset-backed commercial paper facility which replaced the $750 million commercial paper liquidity facility renewed in August, 1999.

     On July 27, 2000, the Company, together with Fiat S.p.A., CNH Global N.V., Fiat Finance and Trade Ltd. S.A., New Holland Credit Company LLC and Case Corporation, as co-borrowers, entered into a $2.0 billion five-year Credit Agreement with Chase Manhattan International Limited, as Facility Agent and Euro Swing-line Agent, The Chase Manhattan Bank, as US Swing-line Agent, and ABN Amro Bank N.V., Banca Intesa S.p.A. and Chase Manhattan plc, as Arrangers, on behalf of additional banks. This new Credit Agreement replaces the Case Credit Corporation $1.2 billion Revolving Credit and Guarantee Agreement dated August 23, 1996 with Chase Manhattan Bank, as administrative agent.

          CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

     In October 1997, Case Credit's Australian subsidiary, Case Credit Australia Pty Ltd, established a A$400 million revolving credit facility comprised of a five-year, A$300 million revolving credit facility and a 364-day, A$100 million revolving credit facility. The Company allowed the A$100 million facility to terminate in December 2000.


     A summary of short-term debt is set forth in the following table (in millions):


                                                      Post-acquisition basis of
                                                              accounting
                                                   --------------------------------
                                                     December 31,     December 31,
                                                         2000             1999
                                                        ------           -----
      Credit agreements (a)......................    $         113    $         ---
      Commercial paper...........................               76              459
      Commercial paper liquidity facility........              ---              184
      Asset backed commercial paper facility.....              200              ---
      Current portion long term debt.............              910              ---
                                                     -------------    -------------
         Total short-term debt...................    $       1,299    $         643
                                                     =============    =============


(a) The credit agreements include borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

     The weighted-average interest rates on total short-term debt outstanding at December 31, 2000 and 1999, were 6.33% and 6.2%, respectively. At December 31, 2000, the unused portion of the combined committed credit facilities and the commercial paper program was $912 million of which $200 million is reserved for use by Fiat. The unused portion of the asset-backed commercial paper facility was $1 billion. At December 31, 1999, the unused portion of the combined committed credit facilities and the commercial paper program was $1,021 million, and the unused portion of the asset-backed commercial paper facility was $543 million.

     At the option of the Company, borrowings under the revolving credit facilities bear interest at: (1) LIBOR, plus an applicable margin; (2) Euribor plus an applicable margin. Borrowings may be obtained in U.S. dollars and certain other foreign currencies. Borrowings under the Asset-Backed Commercial Paper Facility bear interest at prevailing commercial paper rates at the date of the borrowing. Case Credit's revolving credit facilities contain restrictive covenants that require that Case Credit maintain certain financial conditions including a maximum ratio of debt to net worth and a minimum fixed-charge coverage ratio. The revolving credit facilities also impose restrictions on certain indebtedness, liens on Company assets and ownership of certain subsidiaries. Case Credit is in compliance with all restrictive covenants as of December 31, 2000.

     Due to the availability of financing under the Company's credit facilities and the Company's intent to refinance short-term debt under these facilities, Case Credit had classified $120 million, $230 million and $50 million of borrowings under the commercial paper facilities of Case Credit Corporation, Case Credit Australia Pty Ltd, and Case Credit Ltd., respectively, as long term at December 31, 1999. As of December 31, 2000 the Company no longer intends to refinance under these facilities and no commercial paper borrowings have been classified as long-term debt.

     The credit facilities generally provide for facility fees on the total commitment, whether used or unused, and also provide for annual agency fees to the administrative agents for the facilities.


Note 10: Long-Term Debt

     During the first quarter of 2000, Case Credit issued no additional debt and retired an aggregate of $150 million of debt, including $100 million of long-term debt and $50 million of medium-term debt. During the second quarter of 2000, Case Credit's Australian subsidiary, Case Credit Australia Pty. Ltd., issued A$75 million of its medium-term notes pursuant to a

          CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES medium-term note program. These notes have maturities that range from twenty-four to thirty-six months and bear interest based on BBSW (7.12% as of December 31, 2000), for the floating-rate notes. The net proceeds from this issuance were used to fund Case Credit Australia Pty. Ltd's growth initiatives and for other corporate purposes. Also during the second quarter, Case Credit retired an aggregate of $140 million of medium-term debt. During the third quarter, Case Credit retired $100 million of medium-term debt. During the fourth quarter of 2000, Case Credit retired an aggregate of $144 million of medium-term debt.

     On October 26, 2000, Moody's downgraded the senior debt rating of Case Credit Corporation from Baa2 to Baa3 and downgraded its short-term debt rating from P2 to P3. On September 12, 2000, Standard & Poor's downgraded the senior debt rating of Case Credit Corporation, from BBB to BBB- and confirmed its short-term and commercial paper rating at A2. On August 10, 2000, Dominion Bond Rating Service Limited downgraded the senior debt rating of Case Credit Ltd. from A (low) to BBB (high) and confirmed its commercial paper rating at R-1 with certain conditions, including the wind-down of its commercial paper program. Case Credit Ltd. is a subsidiary of Case Credit Corporation. The Company does not believe that these downgrades will have a material adverse impact on its ability to fund its activities.

     Due to the availability of financing under the Company's credit facilities and the Company's intent to refinance short-term debt under these facilities, the Company classified $120 million, $230 million and $50 million of borrowings under the commercial paper facilities of Case Credit Corporation, Case Credit Australia Pty Ltd, and Case Credit Ltd., respectively, as long term at December 31, 1999. As of December 31, 2000 the Company no longer intends to refinance under these facilities and no commercial paper borrowings have been classified as long-term debt.

     Purchase accounting related adjustments due to the merger totaled $27 million, which is included in "Long-term debt" in the accompanying
Consolidated Balance Sheets. Amortization of the related purchase accounting adjustments resulted in expense of approximately $11 million for the year ended December 31, 2000, and $2 million for the period November 12, 1999 through December 31, 1999, which is included in "Interest expense" in the accompanying Consolidated Statements of Income. The remaining purchase accounting adjustments as of December 31, 2000 total $13 million, which will be recognized as an increase to "Interest expense" in the accompanying Consolidated Statements of Income over the next 82 months.

          CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

     A summary of long-term debt is set forth in the following table (in millions):


                                                                                 Post-acquisition basis of
                                                                                          accounting
                                                                                          ----------
                                                                                 December 31,    December 31,
                                                                                     2000            1999
                                                                                     -----          ------
  Case Credit Corporation
     Notes, payable in 2000, floating interest rate of 6.90%..................     $        --      $      100
     Notes, payable in 2001, interest rate of 6.125%..........................             100             100
     Notes, payable in 2003, interest rate of 6.125%..........................             200             200
     Notes, payable in 2007, interest rate of 6.75%...........................             150             150
     Fixed-rate, medium-term notes, maturities through 2002,
       weighted-average interest rate of 6.01% and 6.04%                                   604             898
     Floating-rate, medium-term notes, maturities through 2001,
       weighted-average interest rate of 6.09 and 6.24%.......................             125             265
     Long-term portion of borrowings under commercial paper
       facilities, average interest rate of 6.42%.............................              --              40
     Direct bid lines, interest rate of 4.90%.................................              --              80
  Case Credit Australia Pty Ltd
     Fixed-rate, medium-term notes, maturities through 2001, interest
       rate of 5.75%..........................................................              70              81
     Floating-rate, medium-term notes, maturities through 2001,
      weighted average interest rate of 7.13% and 6.34%.......................              70              33
     Long-term portion of borrowings under commercial paper
       facilities, average interest rate of 5.91%.............................              --             230
  Case Credit Ltd. (Canada)
     Fixed-rate, medium-term notes, maturities through 2001,
       weighted-average interest rate of 6.30% and 6.26%......................             133             224
     Long-term portion of borrowings under commercial paper
       facilities, average interest rate of 5.3%..............................              --              50
                                                                                   -----------      ----------
  Gross long-term debt........................................................     $     1,452      $    2,451
  Less unamortized discount...................................................     $       (15)     $      (27)
                                                                                   -----------      ----------
  Less current maturities of long-term debt...................................     $      (910)     $       --
                                                                                   -----------      ----------
  Net long-term debt..........................................................     $       527      $    2,424
                                                                                   ===========      ==========

  A summary of the minimum annual repayments of long-term debt as of December 31, 2000, is as follows (in millions):


                 2001..............................      $  910
                 2002..............................         178
                 2003..............................         214
                 2004..............................          --
                 2005..............................          --
                 2006 and thereafter...............         150
                                                         ------
                    Total..........................      $1,452
                                                         ======

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

Note 11: Income Taxes

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

     At December 31, 2000 and 1999, the Company has current taxes receivable of $6 million and $29 million, respectively, which are included in "Affiliated receivables" in the accompanying Consolidated Balance Sheets.

     The sources of (loss) income before taxes were as follows (in millions):

                                     Post-acquisition basis of     Pre-acquisition basis of
                                            accounting                   accounting
                                            ----------                   ----------
                                    Year Ended     November 12,   January 1 to    Year Ended
                                   December 31,  to December 31,  November 11,   December 31,
                                       2000           1999            1999           1998
                                      -----          -----           -----          -----
     U.S. sources................     $   2          $  10           $  72          $ 112
     Foreign sources.............       (21)            (4)             18             19
                                      -----          -----           -----          -----
     (Loss) income before taxes..     $ (19)         $   6           $  90          $ 131
                                      =====          =====           =====          =====

     The (benefit) provision for income taxes is as follows (in millions):

                                           Post-acquisition basis of      Pre-acquisition basis of
                                                  accounting                    accounting
                                                  ----------                    ----------
                                           Year Ended    November 12,    January 1 to    Year Ended
                                          December 31,  to December 31,  November 11,   December 31,
                                              2000           1999           1999            1998
                                             -----          -----          -----           -----
     Current:
        United States...................     $   4          $   1          $  15           $  13
        Foreign.........................        (4)            --              8               8
        State...........................        (4)            --             --               1
                                             -----          -----          -----           -----
           Total current................        (4)             1             23              22
                                             =====          =====          =====           =====
     Deferred:
        United States...................        (4)             2              8              22
        Foreign.........................        (3)            --             --               1
        State...........................        --             --              1               1
                                             -----          -----          -----           -----
           Total deferred...............        (7)             2              9              24
                                             -----          -----          -----           -----
           Total tax (benefit) provision     $ (11)         $   3          $  32           $  46
                                             =====          =====          =====           =====

          CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

     Following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the tax provision reflected in the accompanying Consolidated Statements of Income (in millions):

                                                            Post-acquisition basis of         Pre-acquisition basis of
                                                                   accounting                        accounting
                                                                   ----------                        ----------
                                                            Year Ended       November 12    January 1 to     Year Ended
                                                           December 31,    to December 31,  November 11,    December 31,
                                                               2000             1999            1999            1998
                                                           ------------    ---------------  ------------    ------------
  Tax (benefit) provision at U.S. Federal income tax
    rate............................................       $         (7)   $             2  $         32    $         46
  State taxes, net of Federal benefit................                (6)                --            --               1
  Goodwill amortization..............................                 2                 --            --              --
  Other..............................................                --                  1            --              (1)
                                                           ------------    ---------------  ------------    ------------
     Total tax provision.............................      $        (11)   $             3  $         32    $         46
                                                           ------------    ---------------  ------------    ------------

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

     The components of the net deferred tax assets (liabilities) are as follows (in millions):

                                                        Post-acquisition basis of
                                                                accounting
                                                                ----------
                                                     December 31,        December 31,
                                                         2000                1999
                                                         -----               -----
  Deferred tax assets (liabilities):
     Allowance for credit losses................     $           24      $           12
     Deferred gains on sales of receivables.....                (28)                (37)
     Accrued expenses...........................                  4                   3
     Leasing adjustments........................                  1                   5
     Depreciation...............................                (64)                (40)
     Purchasing accounting adjustment...........                 (5)                (14)
     Other......................................                 (8)                 (3)
                                                     --------------      --------------
        Net deferred tax liabilities............     $          (76)     $          (74)
                                                     ==============      ==============


Note 12: Financial Instruments

Fair Market Value of Financial Instruments

     The estimated fair market values of financial instruments that do not approximate the carrying values in the financial statements are as follows (in millions):


                                             Post-acquisition basis of
                                                    accounting
                                 ----------------------------------------------
                                    December 31, 2000       December 31, 1999
                                 ------------------------  --------------------
                                  Carrying       Fair      Carrying     Fair
                                   Amount        Value      Amount      Value
                                 -----------  -----------  ---------  ---------
      Notes receivable.........      $2,717       $2,712     $2,874     $2,870
      Long-term debt...........       1,437        1,306      2,424      2,411
      Derivatives..............          (1)          (4)        (2)        (7)

          CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

     The fair market value of notes receivable was based on discounting the estimated future payments of fixed-rate receivables at prevailing market rates. The fair value of the interest only strip component of the "Due from trusts" included in total receivables in the accompanying Consolidated Balance Sheets was based on loss, prepayment and interest rate assumptions approximating those currently experienced by the Company. The carrying amounts of floating-rate receivables, ABS certificates, and certificates of deposit approximate their fair market value. The fair value of long-debt was based on quoted market prices; the carrying amount of short-term debt approximates its fair value.


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

     The weighted-average pay and receive rates for the swaps outstanding at December 31, 2000, were 6.46% and 6.04%, respectively, at a notional amount of approximately $1,225 million. The weighted-average pay and receive rates for the swaps outstanding at December 31, 1999, were 5.65% and 5.10%, respectively, at a notional amount of approximately $1,125 million.


Back-to-Back Interest Rate Caps

     The asset backed commercial paper facility requires a subsidiary of Case Credit to have interest rate cap agreements in place. Due to the relatively high expense of obtaining such an instrument, Case Credit sells an identical cap, concurrent with the cap purchase, to the same counterparty. This effectively minimizes the overall expense to Case Credit, meets the requirements of the asset backed commercial paper facility and eliminates any risk of financial loss on the purchased cap. The defined term of the cap is approximately 79 months.

     Premiums paid for interest rate cap agreements purchased and sold are included in "Other assets" and "Accounts payable and other accrued liabilities," respectively, in the accompanying Consolidated Balance Sheets, and are amortized to interest expense over the terms of the agreements. Amounts receivable or payable under cap agreements are recognized in net income as adjustments to interest expense over the term of the related debt. If interest rate cap agreements are terminated due to the

          CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES underlying debt being extinguished, in conjunction with an ABS transaction, any resulting gain or loss is recognized in net income as a component of "Net gain on retail notes sold" at the time of the termination.

     At December 31, 2000, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $430 million. At December 31, 1999, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $255 million.


Treasury Rate Lock Agreements

     A Treasury rate lock is a commitment to either purchase or sell the designated financial instrument at a future date (the determination date) for a specified price (the reference yield). The purpose of this instrument is to protect fixed-rate debt from fluctuations in the yield of the Treasury Note that forms the basis of pricing the debt. As of December 31, 2000, Case Credit has no treasury locks. As of December 31, 1999, Case Credit had entered into $200 million of Treasury rate locks based on one, two and three-year Treasury Notes at a weighted-average yield of 6.11%.

     Case Credit accounts for these Treasury rate locks as hedges of the anticipated issuance of fixed-rate securities to outside investors in ABS transactions as changes in the fair market value of these instruments are highly correlated to changes in the fair value of the securities to be issued. Unrealized gains or losses are deferred until the Treasury rate locks are terminated upon the issuance of the related securities at which time they are recognized in net income as a component of the "Net gain on retail notes sold". The unrealized gains on Treasury rate locks in place as of December 31, 1999 totalled $1 million and were deferred until consummation of Case Credit's ABS transaction in March 2000.


Note 13: Related Party Transactions

     Case Credit receives compensation from Case for retail lease contracts that were created under certain low-rate financing programs and interest waiver programs offered by Case. The amount of such compensation not yet paid by Case as of December 31, 2000 and 1999, was $8 million and $6 million respectively, and is included in "Affiliated receivables" in the accompanying Consolidated Balance Sheets.

     Operating expenses include charges from Case for administrative expenses related to employees who perform specific functions for Case Credit. Such charges amounted to $31 million for the year ended December 31, 2000, $2 million for the period November 12 to December 31, 1999, $31 million for the period January 1 to November 11, 1999 and $24 million for the year ended December 31, 1998. Management believes that these charges reasonably reflect the actual costs of services provided.

     As of December 31, 2000, New Holland Credit Company has various loans totaling $874 million to Case Credit. These loans bear interest based on one-month LIBOR (6.86% - 7.82% as of December 31, 2000), and mature in the first quarter of 2001. As part of asset-backed securitizations (see Note 2 "Summary of Significant Accounting Policies"), Case Credit purchased $1,026 million of receivables from New Holland Credit Company at fair market value.

     As of December 31, 2000, Fiat has various loans totaling $150 million to Case Credit Ltd. These loans bear interest based on one-month LIBOR (6.01% - 6.11% as of December 31, 2000), and mature in the first quarter of 2001.

     As of December 31, 2000, Case Canada has various loans totaling $91 million to Case Credit Ltd. These loans bear interest based on one-month LIBOR (6.25% as of December 31, 2000), and mature in the first quarter of 2001.

     As of December 31, 2000, Case has various loans totaling $21 million to Case Credit. These loans bear interest based on one-month LIBOR (7.06% as of December 31, 2000), and mature in the first quarter of 2001.

     As of December 31, 2000, Fiat has various loans totaling $20 million to Case Credit Australia. These loans bear interest based on Japanese LIBOR (1.14% as of December 31, 2000), and mature in the first quarter of 2001.

          CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

     As of December 31, 2000, Case Canada Investments has various loans totaling $14 million to Case Credit Ltd. These loans bear interest based on Prime + .75% (7.44% as of December 31, 2000), and mature in the third quarter of 2001.


Note 14: Commitments and Contingencies

Legal Matters

     The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on Case Credit's financial position or results of operations.

Commitments

     Commitments under capital and operating leases are not significant to the financial statements. Total rental expense for operating leases was minimal for the year ended December 31, 2000 and for the period November 12 to December 31, 1999, January 1 to November 11, 1999 and for the year ended December 31, 1998.

     Case Credit's private label credit card had various commitments to extend credit, net of balances outstanding, of $1,648 million and $913 million for the years ended December 31, 2000 and 1999, respectively.


Note 15: Segment and Geographical Information

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

          CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

               NOTES TO FINANCIAL STATEMENTS--(Concluded)

     A summary of Case Credit's reportable segment and geographical information is set forth in the following table (in millions):



                                                            Post-acquisition basis of        Pre-acquisition basis of
                                                                    accounting                      accounting
                                                         --------------------------------  ----------------------------
                                                         Year ended       November 12 to   January 1 to    Year ended
                                                         December 31,      December 31,    November 11,   December 31,
                                                             2000              1999            1999           1998
                                                            ------            ------          ------         ------
Revenues:
United States......................................      $         371     $          44    $        312   $        315
Canada.............................................                 42                 4              48             42
Australia..........................................                 29                 2              28             20
Other..............................................                 --                --               1             --
                                                         -------------     -------------    ------------   ------------
  Total............................................      $         442     $          50    $        389   $        377
                                                         =============     =============    ============   ============
Interest expense:
United States......................................      $         179     $          22    $        124   $        113
Canada.............................................                 29                 3              23             21
Australia..........................................                 21                --              16              9
                                                         -------------     -------------    ------------   ------------
  Total............................................      $         229     $          25    $        163   $        143
                                                         =============     =============    ============   ============
Segment profit:
United States......................................      $           6     $           7    $         48   $         75
Canada.............................................                 (7)               (1)              6              6
Australia..........................................                 (6)               (3)              4              4
Other..............................................                 (1)               --              --             --
                                                         -------------     -------------    ------------   ------------
  Total............................................      $          (8)    $           3    $         58   $         85
                                                         =============     =============    ============   ============
Depreciation and amortization:
United States......................................      $          74     $          13    $         58   $         42
Canada.............................................                  4                 1               4              3
                                                         -------------     -------------    ------------   ------------
  Total............................................      $          78     $          14    $         62   $         45
                                                         =============     =============    ============   ============
Expenditures for additions to long-lived assets*:
United States......................................      $         117     $           8    $        134   $        321
Canada.............................................                  1                 8               1             13
                                                         -------------     -------------    ------------   ------------
  Total............................................      $         118     $          16    $        135   $        334
                                                         =============     =============    ============   ============
Segment assets (at the end of the period):
United States......................................      $       2,908     $       2,891    $      2,857   $      2,220
Canada.............................................                491               549             494            543
Australia..........................................                459               536             510            488
Other..............................................                  1                 4               4              9
                                                         -------------     -------------    ------------   ------------
  Total............................................      $       3,859     $       3,980    $      3,865   $      3,260
                                                         =============     =============    ============   ============
Long-lived assets* (at the end of the period):
United States......................................      $         542     $         496    $        507   $        448
Canada.............................................                 23                26              26             23
                                                         -------------     -------------    ------------   ------------
  Total............................................      $         565     $         522    $        533   $        471
                                                         =============     =============    ============   ============

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


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 6-K.


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



                              REPORTS ON FORM 6-K


     In a Current Report filed on 6-K dated March 14, 2001, CNH Global, N.V. ("CNH"), the indirect parent of Case Corporation, announced its summary of North American retail unit sales activity for selected agricultural and construction equipment for various periods.

     In a Current Report filed on 6-K dated March 13, 2001, CNH announced its recommendation for a dividend for the year 2000.

     In a Current Report filed on 6-K dated February 20, 2001, CNH announced its summary of North American retail unit sales activity for selected agricultural and construction equipment for various periods.

     In a Current Report filed on 6-K dated February 15, 2001, CNH announced its unaudited financial results for the quarter ended December 31, 2000.

     In a Current Report filed on 6-K dated February 12, 2001, CNH announced the move of its New Holland bidirectional tractor production to its Fargo plant.

     In a Current Report filed on 6-K dated February 2, 2001, CNH announced its 2000 year-end and fourth quarter earnings on February 14, 2001. Via a conference call, senior management discussed the 2000 results and its 2001 outlook.

     In a Current Report filed on 6-K dated January 16, 2001, CNH announced its summary of North American retail unit sales activity for selected agricultural and construction equipment for various periods.

     In a Current Report filed on 6-K dated January 8, 2001, CNH announced the completion of the divestiture of its Fermec Holdings Limited construction equipment business to Terex Corporation and the approval by the European Commission of its previously announced agreement to sell its tractor manufacturing plant in Doncaster, England to Landini S.p.A.

     In a Current Report filed on 6-K dated December 20, 2000, CNH announced the sale of its tractor manufacturing plant in Doncaster, England to Landini S.p.A. and its summary of North American retail unit sales activity for selected agricultural and construction equipment for various periods.

     In a Current Report filed on 6-K dated November 20, 2000, CNH announced plans for tractor assembly operations in Racine, Wisconsin.

     In a Current Report filed on 6-K dated November 13, 2000, CNH announced modifications to its senior management team.

     In a Current Report filed on 6-K dated October 26, 2000, CNH announced its unaudited financial results for the quarter ended September 30, 2000 and its anticipated merger savings.

     In a Current Report filed on 6-K dated October 20, 2000, CNH announced the review of its third quarter results and the reorganization of its manufacturing operations in Latin America as part of the continued consolidation of its global industrial organization.

     In a Current Report filed on 6-K dated October 17, 2000, CNH announced two departures from its Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Case Credit Corporation


                                    By:            /s/ Michel Lecomte
                                       -----------------------------------------
                                                       Michel Lecomte
                                           President and Chief Executive Officer

Date: March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                                  Title
--------------------------  ------------------------------------------------

   /s/ MICHEL LECOMTE       Principal Executive Officer and Director
--------------------------
       Michel Lecomte


   /s/ MICHEL LECOMTE       Principal Financial and Accounting Officer
--------------------------  and Director
       Michel Lecomte

Date: March 29, 2001

     Supplemental Information To Be Furnished With Reports Filed Pursuant to
Section 15(d) Of The Act By Registrants Which Have Not Registered Securities Pursuant To Section 12 Of The Act.

     No annual report to security holders covering the registrant's fiscal year ended December 31, 2000, or any proxy material has been sent to the registrant's security holders.

                                 EXHIBIT INDEX

                                                                                                     Sequential
                                                                                                     ----------
Exhibit                                                                                                 Page
-------                                                                                              ----------
Number                                     Description of Exhibit                                      Numbers
------    ----------------------------------------------------------------------------------------   ----------
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

                                                                                                     Sequential
                                                                                                     ----------
Exhibit                                                                                                 Page
-------                                                                                              ----------
Number                                     Description of Exhibit                                      Numbers
------    ----------------------------------------------------------------------------------------   ----------
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

                                                                                                     Sequential
                                                                                                     ----------
Exhibit                                                                                                 Page
-------                                                                                              ----------
Number                                     Description of Exhibit                                      Numbers
------    ----------------------------------------------------------------------------------------   ----------
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

10(c)(3)   Second Amendment, dated as of August 25, 1997, to the Revolving Credit Agreement,
           dated as of August 23, 1996, among Case Credit Ltd., the Lenders parties thereto,
           Canadian Imperial Bank of Commerce, as Co-Agent, and The Bank of Nova Scotia, as
           Administrative Agent. (Filed as Exhibit 10(b) to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)

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

10(e)(1)   Amended and Restated Transfer and Administration Agreement, dated as of December 15,
           2000, among CNH Capital Receivables Inc., as Transferor, Case Credit Corporation, in
           its individual capacity and as Servicer, certain Conduit Purchasers named therein, certain APA Banks named therein, certain Funding Agents named therein, and The Chase
           Manhattan Bank, as Administartive Agent.

12         Computation of Ratio of Earnings to Fixed Charges.

23         The consent of Arthur Andersen LLP, Independent Public Accountants.