Form 10-Q
period 2001-03-31
CASE CREDIT CORP
filed 2001-05-15
CIK 1005319

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

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

     Common Stock, par value $5.00 per share: 200 shares outstanding as of May 15, 2001, all of which are owned by CNH Capital Corporation.

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

                                  PART II

Item 1. Legal Proceedings..................................................   *

Item 2. Changes in Securities..............................................   *

Item 3. Defaults Upon Senior Securities....................................   *

Item 4. Submission of Matters to a Vote of Security Holders................   *

Item 5. Other Information..................................................   *

Item 6. Exhibits and Reports on Form 8-K...................................  14

--------
*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                    PART I.

Item 1. Financial Statements.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (in millions)
                                  (Unaudited)

                                                                                                      Three Months Three Months
                                                                                                         Ended        Ended
                                                                                                       March 31,    March 31,
                                                                                                          2001         2000
                                                                                                      ------------ ------------
Revenues:
  Finance income earned on retail and other notes and finance leases.................................     $ 53         $ 42
  Interest income from Case Corporation..............................................................        8            7
  Net gain on retail and wholesale notes sold........................................................        6            7
  Securitization and servicing fee income............................................................       12           12
  Lease income on operating leases...................................................................       27           29
  Other income.......................................................................................        4            7
                                                                                                          ----         ----
    Total revenues...................................................................................      110          104
Expenses:
  Interest expense...................................................................................       31           53
  On payables to affiliates..........................................................................       21            1
                                                                                                          ----         ----
    Interest expense.................................................................................       52           54
Operating expenses:
  Fees charged by Case Corporation...................................................................       12            7
  Administrative and operating expenses..............................................................        5            6
  Provision for credit losses........................................................................       33           14
  Goodwill amortization..............................................................................        2            2
  Depreciation of equipment on operating leases......................................................       17           19
  Other..............................................................................................        1          --
                                                                                                          ----         ----
    Total operating expenses.........................................................................       70           48
                                                                                                          ----         ----
    Total expenses...................................................................................      122          102
                                                                                                          ----         ----
(Loss) income before taxes...........................................................................      (12)           2
Income tax (benefit) provision.......................................................................       (4)           1
                                                                                                          ----         ----
Net (loss) income....................................................................................     $ (8)        $  1
--------------------------------------------------
                                                                                                          ====         ====

  The accompanying notes to financial statements are an integral part of these
                       Consolidated Statements of Income.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                        (in millions, except share data)
                                  (Unaudited)

                                                         March 31, December 31,
                         ASSETS                            2001        2000
                         ------                          --------- ------------
Cash and cash equivalents...............................  $   25      $   38
Retail and other notes and finance leases...............   2,607       2,263
Wholesale notes and accounts............................     427         273
Due from trusts.........................................     265         265
                                                          ------      ------
    Total receivables...................................   3,299       2,801
Allowance for credit losses.............................     (89)        (84)
                                                          ------      ------
    Total receivables--net..............................   3,210       2,717
Affiliated receivables..................................      23          18
Equipment on operating leases, at cost..................     638         637
Accumulated depreciation................................     (98)        (82)
                                                          ------      ------
    Net equipment on operating leases...................     540         555
Property and equipment, at cost.........................      10          12
Accumulated depreciation................................      (2)         (2)
                                                          ------      ------
    Net property and equipment..........................       8          10
Goodwill, net...........................................     117         121
Asset-backed certificates...............................     187         204
Other assets............................................     196         196
                                                          ------      ------
    Total...............................................  $4,306      $3,859
                                                          ======      ======
          LIABILITIES AND STOCKHOLDER'S EQUITY
          ------------------------------------
Short-term debt.........................................  $1,305      $1,299
Accounts payable and other accrued liabilities..........     182         201
Affiliated debt.........................................   1,712       1,170
Deposits withheld from dealers..........................      13           9
Long-term debt..........................................     471         527
                                                          ------      ------
    Total liabilities...................................   3,683       3,206
                                                          ------      ------
Stockholder's equity:
  Common Stock, $5 par value, 200 shares authorized,
   issued and outstanding...............................     --          --
  Paid-in capital.......................................     674         674
  Accumulated other comprehensive income................     (38)        (16)
  Retained (deficit)....................................     (13)         (5)
                                                          ------      ------
    Total stockholder's equity..........................     623         653
                                                          ------      ------
    Total...............................................  $4,306      $3,859
                                                          ======      ======

  The accompanying notes to financial statements are an integral part of these
                          Consolidated Balance Sheets.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (in millions)
                                  (Unaudited)

                                                                                                      Three Months Three Months
                                                                                                         Ended        Ended
                                                                                                       March 31,    March 31,
                                                                                                          2001         2000
                                                                                                      ------------ ------------
Operating activities:
  Net (loss) income..................................................................................    $  (8)       $   1
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Purchase accounting amortization.................................................................        5            6
    Depreciation and amortization....................................................................       20           20
    Provision for credit losses......................................................................       33           14
    Net gain on retail and wholesale notes sold......................................................       (6)          (7)
    Unremitted equity method earnings from joint ventures............................................       (1)         --
    Changes in components of working capital:
      Decrease (increase) in other assets............................................................       15           (4)
      (Decrease) increase in accounts payable and other accrued liabilities..........................      (36)          53
      Other, net.....................................................................................      (11)          (8)
                                                                                                         -----        -----
        Net cash provided by operating activities....................................................       11           75
                                                                                                         =====        =====
Investing activities:
  Cost of retail receivables acquired................................................................     (761)        (568)
  Cost of wholesale receivables acquired.............................................................     (716)         --
  Proceeds from sales of retail receivables..........................................................       70          340
  Proceeds from sales of wholesale receivables.......................................................      373          --
  Collections of retail receivables..................................................................      314          237
  Collections of wholesale receivables...............................................................      192          --
  Purchase of equipment on operating leases (net of disposals).......................................       (1)         (33)
  Increase in investments and other assets...........................................................       17          (20)
                                                                                                         -----        -----
        Net cash (used) by investing activities......................................................     (512)         (44)
                                                                                                         -----        -----
Financing activities:
  Proceeds from issuance of long-term debt...........................................................      --           --
  Proceeds from issuance of affiliate debt (net of repayment)........................................      542          --
  Payment of long-term debt..........................................................................     (370)        (150)
  Increase in borrowings under revolving credit facilities...........................................      316           83
                                                                                                         -----        -----
        Net cash provided (used) by financing activities.............................................      488          (67)
                                                                                                         -----        -----
(Decrease) in cash and cash equivalents..............................................................      (13)         (36)
Cash and cash equivalents, beginning of period.......................................................       38           67
                                                                                                         -----        -----
Cash and cash equivalents, end of period.............................................................    $  25        $  31
                                                                                                         =====        =====
Cash paid during the period for interest.............................................................    $  58        $  51
                                                                                                         =====        =====
Cash paid (received) during the period for taxes.....................................................    $   7        $ (26)
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

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (in millions)
                                  (Unaudited)

                                                                                 Accumulated
                                                                                    Other     Retained
                                                                 Common Paid-in Comprehensive Earnings         Comprehensive
                                                                 Stock  Capital Income/(Loss) (Deficit) Total     (Loss)
                                                                 ------ ------- ------------- --------- -----  -------------
Balance, December 31, 1999......................................  $--    $674       $  4        $  3    $681
Comprehensive loss:
  Net loss......................................................   --     --         --           (8)     (8)      $ (8)
  Translation adjustment........................................   --     --         (20)        --      (20)       (15)
                                                                                                                   ----
    Total ......................................................                                                   $(28)
                                                                  ----   ----       ----        ----    ----       ====
Balance, December 31, 2000......................................  $--    $674       $(16)       $ (5)   $653
                                                                  ====   ====       ====        ====    ====
Comprehensive loss:
  Net loss......................................................   --     --         --           (8)     (8)      $ (8)
  Translation adjustment........................................   --     --         (15)        --      (15)       (15)
  Unrealized loss on effective hedges...........................
  Cumulative effect of change in accounting principle...........                      (5)                 (5)        (5)
  Reclassification of deferred loss to earnings.................                       1                   1          1
  Unrealized loss for the period................................                      (3)                 (3)        (3)
                                                                  ----   ----       ----        ----    ----       ----
  Balance of unrealized loss on effective hedges................                      (7)                 (7)        (7)
                                                                  ----   ----       ----        ----    ----       ----
    Total ......................................................                                                   $(30)
                                                                                                                   ====
Balance, March 31, 2001.........................................  $--    $674       $(38)       $(13)   $623
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

   In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of March 31, 2001, and the results of operations, changes in shareholder's equity and cash flows for the periods indicated. We suggest that you read these interim financial statements in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000. Interim financial results are not necessarily indicative of operating results for an entire year.

   Certain reclassifications have been made to conform the prior year's financial statements to the 2001 presentation.

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

   The Company adopted SFAS 133 on January 1, 2001. SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." To the extent that these amounts are recorded in other comprehensive income, they will be reflected into earnings in the period in which the hedged transaction occurs. Adoption of this accounting standard resulted in cumulative net of tax reductions in other comprehensive income of approximately $5 million as of January 1, 2001 and had no material impact on net income. The adoption also resulted in an increase to assets and liabilities recorded on the balance sheet of approximately $4 million and $9 million, respectively. The Company expects approximately $3 million net of tax losses deferred in other comprehensive income as of January 1, 2001 to be recognized in earnings over the 12 months ended December 31, 2001.

   Case Credit utilizes derivative instruments to mitigate its exposure to interest rate risk. The Company does not issue such instruments for trading purposes. These instruments include interest rate swaps and back-to-back

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES interest rate caps. Interest rate swaps that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to the anticipated issuance of short-term LIBOR based debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in other comprehensive income and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedge relationships was not significant for the three months ended March 31, 2001 and is recorded in other operating expense on the Consolidated Statements of Income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 48 months and the Company expects approximately $2 million net of tax losses deferred in other comprehensive income to be recognized in earnings over the 12 months ended March 31, 2002.

   Interest rate swaps that have been designated in fair value hedge relationships are being used by the Company to mitigate the risk of reductions in the fair value of existing LIBOR based fixed rate medium-term notes due to decreases in LIBOR based interest rates. Gains and losses on these instruments are reflected in interest expense in the period in which they occur and an offsetting gain or loss is also reflected in interest expense based on changes in the fair value of the debt instrument being hedged due to changes in LIBOR based interest rates. There was no ineffectiveness as a result of fair value hedge relationships in the three months ended March 31, 2001.

   Case Credit also utilizes both back-to-back interest rate swaps and back-to-back interest rate caps that are not designated in hedge relationships. These instruments are used to mitigate interest rate risk related to the Company's asset backed commercial paper facility and various limited purpose business trusts associated with the Company's retail note asset backed securitization programs in North America. These facilities and trusts require Case Credit to enter into interest rate swaps and caps to mitigate their interest rate risk. To ensure that these transactions do not result in the Company being exposed to this risk, Case Credit enters into an offsetting interest rate swap or cap with substantially similar terms. Net Gains and losses on these instruments were insignificant for the three months ended March 31, 2001 and are included in other operating expense on the Consolidated Statements of Income.

   In September 2000, FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB Statement 125". SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted the disclosure provisions related to the securitization of financial assets on December 31, 2000. All transactions entered into after March 31, 2001 will be accounted for in accordance with this standard. This adoption is not expected to have a material impact on the Company.

(3)--Asset-Backed Securitizations

   During the first three months of 2001, limited-purpose business trusts organized by CNH Capital issued no asset-backed securities to outside investors. As of March 31, 2001, Case Credit had sold $72 million of retail notes to the trusts in connection with a prefunded 2000 securitization. Of the $72 million of retail receivables sold to the trust, Case Credit originated $54 million and the remaining $18 million were purchased from New Holland Credit Company, a wholly owned subsidiary of CNH, at fair value. During the first three months of 2000, limited-purpose business trusts organized by Case Credit issued $1,127 million of asset-backed securities to outside investors, of which $427 million was prefunded and was sold to the trusts in the second quarter of 2000 in connection with these issuances. Of the $722 million of retail receivables sold to the trust, Case Credit originated $363 million and the remaining $359 million were purchased from New Holland Credit Company, a wholly owned subsidiary of CNH, at fair value. The proceeds from the sale of retail notes during the first three months of 2001 and 2000 were used to repay outstanding debt and to finance additional receivables.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(Concluded)


(4)--Long-Term Debt

   During the first quarter of 2001, Case Credit retired $370 million of long-term debt.

(5)--Income Taxes

   Case Credit's effective income tax rate of 33% for the first quarter of 2001 was lower than the U.S. statutory tax rate of 35%, primarily due to non-deductible expenses such as goodwill and capital taxes, foreign income taxed at different rates, and state income taxes. Case Credit's effective income tax rate of 35% for the first quarter of 2000 was equal to the U.S. statutory tax rate.

(6)--Accumulated Other Comprehensive Income (Loss)

   Accumulated other comprehensive loss of $38 million as of March 31, 2001, consists of currency translation adjustments and unrealized loss on effective hedges. Further information concerning accumulated other comprehensive income
(loss) is included in "Accounting Pronouncements". Accumulated other comprehensive loss of $16 million as of December 31, 2000, consists solely of currency translation adjustments.

(7)--Related Party Transactions

   As of March 31, 2001, New Holland Credit Company has various loans totaling $1,317 million to Case Credit. These loans bear interest based on one-month LIBOR (5.45%--6.45% as of March 31, 2001), and mature in the second quarter of 2001. Case Credit purchased $257 million of receivables from New Holland Credit Company at fair market value, of which $239 million were pledged as collateral to the Company's asset-backed commercial paper facility and $18 million of which were sold to limited purpose business trusts organized by CNH Capital.

   As of March 31, 2001, Case Canada has various loans totaling $181 million to Case Credit Ltd. These loans bear interest based on one-month LIBOR (5.15% as of March 31, 2001), and mature in the second quarter of 2001.

   As of March 31, 2001, Case has various loans totaling $79 million to Case Credit. These loans bear interest based on one-month LIBOR (5.31% as of March 31, 2001), and mature in the second quarter of 2001.

   As of March 31, 2001, Fiat has various loans totaling $47 million to Case Credit. These loans bear interest based on three-month LIBOR (5.81% as of March 31, 2001), and mature in February, 2003.

   As of March 31, 2001, Fiat has various loans totaling $55 million to Case Credit Ltd. These loans bear interest based on one-month LIBOR (5.18% as of March 31, 2001), and mature in the second quarter of 2001.

   As of March 31, 2001, Fiat has various loans totaling $20 million to Case Credit Australia. These loans bear interest based on Japanese LIBOR (.3575% as of March 31, 2001), and mature in the second quarter of 2001.

   As of March 31, 2001, Case Canada Investments has various loans totaling $13 million to Case Credit Ltd. These loans bear interest based on Prime +
 .75% (7.44% as of March 31, 2001), and mature in the third quarter of 2001.

Item 2. Management's Analysis of Results of Operations.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

 Net Income

   Case Credit recorded a net loss of $8 million for the first quarter of 2001, as compared to net income of $1 million in the prior year. The $9 million decrease in net income is attributable to a year-over-year increase in bad debt provisions, and the absence of asset-backed securitization of receivables transactions as compared to the prior year.

 Revenues

   Case Credit reported total revenues of $110 million for the first quarter of 2001, an increase of $6 million from the prior year primarily due to higher finance income earned on retail and other notes and finance leases.

 Expenses

   Interest expense for the first quarter of 2001 was $52 million, representing a decrease of $2 million from the $54 million reported in the first quarter of 2000. The decrease in interest expense primarily resulted from lower interest rates.

   Operating expenses increased $22 million to a total of $70 million in the first quarter of 2001 as compared to the $48 million in first quarter of 2000. This increase primarily resulted from a $19 million increase in Case Credit's loss provision as a result of higher average receivables, sustained weakness in the farm economy, and the impact of portfolio diversification into markets that have historically had higher loss rates than Case Credit's core agricultural and construction equipment businesses.

 Serviced Portfolio

   During the first quarter of 2001, Case Credit's serviced portfolio of receivables decreased 7% over the same period last year to $6.8 billion. Gross receivables originated in the first three months of 2001 decreased 40% to a total of $478 million versus the same period in 2000 primarily due a lower volume of equipment sales by Case.

   During the first three months of 2001, limited-purpose business trusts organized by CNH Capital issued no asset-backed securities to outside investors. As of March 31, 2001, Case Credit had sold $72 million of retail notes to the trusts in connection with a prefunded 2000 securitization. Of the $72 million of retail receivables sold to the trust, Case Credit originated $54 million and the remaining $18 million were purchased from New Holland Credit Company and New Holland (Canada) Credit Company, wholly owned subsidiaries of CNH, at fair value. During the first three months of 2000, limited-purpose business trusts organized by Case Credit issued $1,127 million of asset-backed securities to outside investors, of which $427 million was prefunded and was sold to the trusts in the second quarter of 2000 in connection with these issuances. Of the $722 million of retail receivables sold to the trust, Case Credit originated $363 million and the remaining $359 million were purchased from New Holland Credit Company, a wholly owned subsidiary of CNH, at fair value. The proceeds from the sale of retail notes during the first three months of 2001 and 2000 were used to repay outstanding debt and to finance additional receivables.

 Liquidity and Capital Resources

   The discussion of liquidity and sources of capital focuses on the balance sheets and statements of cash flows. Liquidity in the structured ABS market and funding from affiliates, including Fiat, are critical sources of capital to meet the Company's plan to finance the acquisition of additional receivables.

   Net cash provided by operating activities decreased $64 million to a total of $11 million in the first quarter of 2001 as compared to the first quarter of 2000. The primary driver was a decrease in accounts payable.

   Net cash used by investing activities was $512 million and $44 million for the first three months of 2001 and 2000, respectively. Increased retail and wholesale acquisitions of $909 million, offset by the increase in proceeds from sales of receivables of $103 million, and the increase in the collections of receivables of $269 million, caused the decrease between years.

   Net cash provided by financing activities was $488 million for the first three months of 2001, primarily due to the issuances of $542 million of affiliated debt and $316 million of revolving credit facilities, partially offset by the repayment of $370 of long term debt. Net cash used by financing activities was $67 million for the first three months of 2000 as Case Credit repaid $150 million of outstanding debt.

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

   On April 3, 2001, Standard & Poor's downgraded the senior debt rating of Case Credit Corporation from BBB- to BB and downgraded its short-term debt rating from A2 to B.

   On April 18, 2001, Moody's downgraded the senior debt rating of Case Credit Corporation from Baa3 to Baa2 and downgraded its short-term debt rating from P3 to Not Prime.

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

 Outlook

   The pressure from higher interest rates experienced in 2000 is expected to decrease with the slowdown in the economy. CNH Capital has decreased its volume of loan origination activity in its diversified business in the first quarter of 2001 and has made the strategic decision to exit the commercial truck financing business and curtail other diversified financing activities in 2000. The outlook for CNH's agricultural equipment and construction equipment markets is consistent with statements made by CNH in its Form 6-K filing on February 14, 2001. The financial services operations are directly impacted by the performance of CNH. Recent supply and demand reports for global agricultural commodities project continued pressure on commodity prices in 2001. Production remains strong in the Southern Hemisphere, including record soybean crops from Brazil, and analysts do not foresee lower planting levels in North America or Europe for the year ahead. In addition, recent forecasts for U.S. exports have been trimmed. These factors will impact the market for CNH's agricultural equipment, but will be somewhat offset by underlying demand resulting from the low sales levels of recent years and relatively strong farmers' balance sheets. However, the market could be affected by the current Bovine Spongiform Encephalopathy ("BSE") crisis in Europe and other countries around the world, as well as potential consequences of the Foot and Mouth disease affecting more countries in Western Europe. The scope of this situation has grown in recent weeks, and the complete impact on farm equipment sales isn't clear at this time. As a result of these factors, but not including the potential impact of BSE, CNH expects industry sales of agricultural equipment to be relatively unchanged from 2000. In its construction equipment business, CNH expects slightly lower industry sales worldwide, the result of a continued, gradual decline in North America as well as weaker market conditions in Europe. CNH anticipates that worldwide industry sales of loader backhoes in 2001 could decline by about 10 percent, sales of heavy construction equipment could be down about 5 percent, while industry sales of skid steer loaders could be flat to up slightly. The recent decline in interest rates in the U.S. is expected to support construction activity, but weakening overall economic conditions may temper new housing starts. In Latin America and in the company's remaining markets around the world, the company expects to see continued market improvement, resulting from more stable economic conditions. In 2001, following the expected industry declines in Europe, CNH's European sales will be slightly lower than in 2000, which may have a slight negative impact on the company's margins. However, CNH expects to launch several new models of agricultural and construction equipment in the second half of 2001 that should improve the company's market position. These new models will expand the product offerings from CNH's brands, broadening the company's potential customer base. In addition, equipment sales are expected to be less impacted by customer and dealer uncertainty in 2001 as many of the merger-related issues have been resolved. CNH plans to produce slightly below anticipated retail sales levels in 2001 in order to reduce field inventory levels. In 2001, CNH expects to achieve at least $300 million of further merger-related profit improvements, primarily through lower selling, general and administration expenses, lower purchasing costs, cross selling opportunities and initial savings from manufacturing rationalization actions. A significant portion of the company's manufacturing rationalization savings will not be realized until 2002. The company continues to expect to reduce its headcount by approximately 20 percent from a base of 36,000 by the end of 2003. As a result of this current market outlook, CNH expects the first quarter of 2001 to reflect continued improvement in its industrial operations. However, due to weaker performance expected from financial services and a normalized tax rate, CNH currently expects a net loss, before restructuring, of $.20 to $.30 per share, slightly worse than the loss of $54 million, or $.20 per share on a comparable common share count basis, in the first quarter of 2000. For the full year, CNH anticipates that the industrial operating margin could improve by $400 million, reflecting at least $300 million in merger related profit improvements, including cross selling. However, continued inflationary and competitive pressures will slightly reduce profit margins. Including lower interest costs and an improved contribution from the company's financial services businesses, net income, before restructuring, in 2001 should improve by about $100 million.

   The information included in the "Outlook" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for the Company include general economic and capital market conditions, the cyclical nature of our business, currency exchange rate movements, our hedging practices, the Company's and its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), the effect of conversion to the Euro, the impact in Europe of foot and mouth disease and BSE, technological difficulties, changes in environmental laws, and employee and labor relations. Additionally, CNH's achievement of the anticipated benefits of the merger of New Holland and Case, including the realization of expected annual operating synergies, depends upon, among other things, its ability to integrate effectively the operations and employees of New Holland and Case, and to execute its multi-branding strategy. The timing and costs for implementing CNH's merger integration initiatives are subject to the outcome of negotiations with numerous third parties, including governmental regulators, purchasers of product lines required to be divested, labor unions, dealers and others. Further information concerning factors that could significantly impact expected results is included in the following sections of CNH Global N.V.'s Annual Report on Form 20-F for 1999, as filed with the Securities and Exchange
Commission: Item 1 Description of Business and Item 9 Management's Discussion and Analysis of Financial Condition and Results of Operations. Further information concerning factors that could significantly impact expected results is also included in the following sections of the Case Credit Corporation Annual Report on Form 10-K for 2000, as filed with the Securities and Exchange Commission: Item 1 Business and Item 7 Management's Analysis of Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 Interest Rate Risk Management

   The Company uses derivative financial instruments to manage its interest rate exposures. Case Credit does not hold or issue financial instruments for trading purposes. For information regarding Case Credit's interest rate risk management, reference is made to Item 7A and Note 12 to the Case Credit Financial Statements in the Company's 2000 Annual Report on Form 10-K. There has been no material change in the Company's market risk exposures that affect the quantitative and qualitative disclosures as presented as of December 31, 2000.

 Commodity Price and Foreign Currency Risk Management

   Commodity prices impact Case Corporation's sales, which may have an impact on Case Credit's originations. Case Credit is subject to foreign currency risk in Canada, Australia, and Europe as the investments in these countries are impacted by currency fluctuations. For information regarding Case Credit's commodity price and foreign currency risk management, reference is made to
Item 7A to the Case Credit Financial Statements in the Company's 2000 Annual Report on Form 10-K. There has been no material change in the Company's market risk exposures that affect the quantitative and qualitative disclosures as presented as of December 31, 2000.

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

                                          CASE CREDIT CORPORATION

                                                    /s/ Michel Lecomte
                                          By __________________________________
                                                      Michel Lecomte
                                               President and Chief Executive
                                                          Officer
                                                 (Principal Financial and
                                              Accounting Officer and Director
                                                            and
                                               Authorized Signatory for Case
                                                          Credit
                                                       Corporation)

Date: May 15, 2001

                                 EXHIBIT INDEX

                                                             Sequential
 Exhibit                                                        Page
 Number                Description of Exhibit                 Numbers
 ------- -------------------------------------------------   ----------
   12    Computation of Ratio of Earnings to Fixed Charges
