Form 10-Q
period 2001-06-30
CASE CREDIT CORP
filed 2001-08-13
CIK 1005319

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

                 For the quarterly period ended June 30, 2001

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

   Common Stock, par value $5.00 per share: 200 shares outstanding as of August 13, 2001, all of which are owned by CNH Capital Corporation.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                  PART I

Item 1. Financial Statements

  Consolidated Statements of Income........................................   3

  Consolidated Balance Sheets..............................................   4

  Consolidated Statements of Cash Flows....................................   5

  Consolidated Statements of Changes in Stockholder's Equity...............   6

  Notes to Financial Statements............................................   7

Item 2. Management's Analysis of Results of Operations.....................  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  15

                                  PART II

Item 1. Legal Proceedings..................................................   *

Item 2. Changes in Securities..............................................   *

Item 3. Defaults Upon Senior Securities....................................   *

Item 4. Submission of Matters to a Vote of Security Holders................   *

Item 5. Other Information..................................................   *

Item 6. Exhibits and Reports on Form 8-K...................................  16

--------
*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                    PART I.

Item 1. Financial Statements.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (in millions)
                                  (Unaudited)

                          Three Months   Three Months    Six Months     Six Months
                         Ended June 30, Ended June 30, Ended June 30, Ended June 30,
                              2001           2000           2001           2000
                         -------------- -------------- -------------- --------------
Revenues:
  Finance income earned
   on retail and other
   notes and finance
   leases...............      $ 45           $ 47           $ 96           $ 94
  Interest income from
   Case Corporation.....        10              9             20             16
  Net gain on retail and
   wholesale notes sold.        40              9             46             16
  Securitization and
   servicing fee income.        10             12             22             24
  Lease income on
   operating leases.....        27             26             54             55
  Other income..........         4              5              8              7
                              ----           ----           ----           ----
    Total revenues......       136            108            246            212
Interest expenses:
  External..............        32             55             63            108
  On payables to
   affiliates...........        21              2             42              3
                              ----           ----           ----           ----
    Total interest
     expense............        53             57            105            111
Operating expenses:
  Fees charged by Case
   Corporation..........         5              7             17             14
  Administrative and
   operating expenses...         8              5             13             11
  Provision for credit
   losses...............        47             21             80             35
  Goodwill amortization.         1              1              3              3
  Depreciation of
   equipment on
   operating leases.....        16             15             33             34
  Other.................         3             (1)             4             (1)
                              ----           ----           ----           ----
    Total operating
     expenses...........        80             48            150             96
                              ----           ----           ----           ----
    Total expenses......       133            105            255            207
                              ----           ----           ----           ----
Income (loss) before
 taxes..................         3              3             (9)             5
Income tax provision
 (benefit)..............         1              1             (3)             2
                              ----           ----           ----           ----
Net income (loss).......      $  2           $  2           $ (6)          $  3
                              ====           ====           ====           ====


  The accompanying notes to financial statements are an integral part of these
                       Consolidated Statements of Income.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                        (in millions, except share data)
                                  (Unaudited)

                                                          June 30, December 31,
                         ASSETS                             2001       2000
                         ------                           -------- ------------
Cash and cash equivalents................................  $  133     $   38
Retail and other notes and finance leases................   2,384      2,263
Wholesale notes and accounts.............................     573        273
Due from trusts..........................................     303        280
                                                           ------     ------
    Total receivables....................................   3,260      2,816
Allowance for credit losses..............................    (117)       (84)
                                                           ------     ------
    Total receivables--net...............................   3,143      2,732
Affiliated accounts receivables..........................      91         18
Affiliated notes receivables.............................      58        --
Asset-backed certificates................................     193        204
Equipment on operating leases, at cost...................     665        637
Accumulated depreciation.................................    (103)       (82)
                                                           ------     ------
    Net equipment on operating leases....................     562        555
Property and equipment, at cost..........................      12         12
Accumulated depreciation.................................      (3)        (2)
                                                           ------     ------
    Net property and equipment...........................       9         10
Goodwill, net of accumulated amortization................     117        121
Other assets.............................................      98        196
                                                           ------     ------
    Total................................................  $4,404     $3,874
                                                           ======     ======

          LIABILITIES AND STOCKHOLDER'S EQUITY
          ------------------------------------
Short-term debt..........................................  $1,186     $1,299
Accounts payable and other accrued liabilities...........     234        216
Affiliated debt..........................................   2,006      1,170
Deposits withheld from dealers...........................      11          9
Long-term debt...........................................     335        527
                                                           ------     ------
    Total liabilities....................................   3,772      3,221
                                                           ------     ------
Stockholder's equity:
  Common Stock, $5 par value, 200 shares authorized,
   issued and outstanding................................      --        --
  Paid-in capital........................................     674        674
  Accumulated other comprehensive loss...................     (31)       (16)
  Retained deficit.......................................     (11)        (5)
                                                           ------     ------
    Total stockholder's equity...........................     632        653
                                                           ------     ------
    Total................................................  $4,404     $3,874
                                                           ======     ======

  The accompanying notes to financial statements are an integral part of these
                          Consolidated Balance Sheets.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (in millions)
                                  (Unaudited)

                                                                                              Six Months Ended Six Months Ended
                                                                                               June 30, 2001    June 30, 2000
                                                                                              ---------------- ----------------
Operating activities:
  Net (loss) income..........................................................................      $   (6)          $    3
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Purchase accounting amortization.........................................................           9               10
    Depreciation and amortization............................................................          40               39
    Provision for credit losses..............................................................          80               35
    Net gain on retail and wholesale notes sold..............................................         (46)             (16)
    Investments in joint ventures............................................................          (1)              (1)
    Changes in components of working capital:
      Decrease in other assets...............................................................          29              --
      (Decrease) increase in accounts payable and other accrued liabilities..................          (3)             233
      Other, net.............................................................................          (9)             (10)
                                                                                                   ------           ------
        Net cash provided by operating activities............................................          93              293
                                                                                                   ------           ------
Investing activities:
  Cost of retail receivables acquired........................................................      (1,720)          (2,086)
  Cost of wholesale receivables acquired.....................................................      (1,571)              --
  Proceeds from sales of retail receivables..................................................         743              618
  Proceeds from sales of wholesale receivables...............................................         777               --
  Collections of retail receivables..........................................................         690            1,149
  Collections of wholesale receivables.......................................................         499               --
  Purchase of equipment on operating leases (net of disposals)...............................         (37)             (58)
  Decrease (increase) in investments and other assets........................................          94              (13)
  Expenditures for property and equipment....................................................         --                (1)
                                                                                                   ------           ------
        Net cash (used) by investing activities..............................................        (525)            (391)
                                                                                                   ------           ------
Financing activities:
  Proceeds from issuance of affiliate debt (net of repayment)................................         836              --
  Proceeds from issuance of long-term debt...................................................         --                43
  Payment of long-term debt..................................................................        (539)            (290)
  Increase in borrowings under revolving credit facilities...................................         230              319
                                                                                                   ------           ------
        Net cash provided by financing activities............................................         527               72
                                                                                                   ------           ------
Increase (decrease) in cash and cash equivalents.............................................          95              (26)
Cash and cash equivalents, beginning of period...............................................          38               67
                                                                                                   ------           ------
Cash and cash equivalents, end of period.....................................................      $  133           $   41
                                                                                                   ======           ======
Cash paid during the period for interest.....................................................      $  109           $  118
                                                                                                   ======           ======
Cash (received) during the period for taxes..................................................      $  --            $  (25)
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

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (in millions)
                                  (Unaudited)

                                                                                 Accumulated
                                                                                    Other     Retained
                                                                 Common Paid-in Comprehensive Earnings         Comprehensive
                                                                 Stock  Capital Income/(Loss) (Deficit) Total     (Loss)
                                                                 ------ ------- ------------- --------- -----  -------------
Balance, December 31, 1999......................................  $--    $674       $  4        $  3    $681
Comprehensive loss:
  Net loss......................................................   --     --         --           (8)     (8)      $ (8)
  Translation adjustment........................................   --     --         (20)        --      (20)       (20)
                                                                                                                   ----
      Total ....................................................                                                   $(28)
                                                                  ----   ----       ----        ----    ----       ====
Balance, December 31, 2000......................................  $--    $674       $(16)       $ (5)   $653
                                                                  ----   ----       ----        ----    ----
Comprehensive loss:
  Net loss......................................................   --     --         --           (6)     (6)      $ (6)
  Translation adjustment........................................   --     --         (10)        --      (10)       (10)
  Unrealized loss on effective hedges:
    Cumulative effect of change in accounting principle.........   --     --          (5)        --       (5)        (5)
    Reclassification of deferred loss to earnings...............   --     --           1         --        1          1
    Unrealized loss for the period..............................   --     --          (1)        --       (1)        (1)
                                                                  ----   ----       ----        ----    ----       ----
    Balance of unrealized loss on effective hedges..............   --     --          (5)        --       (5)        (5)
                                                                  ----   ----       ----        ----    ----       ----
      Total ....................................................                                                   $(21)
                                                                                                                   ====
Balance, June 30, 2001..........................................  $--    $674       $(31)       $(11)   $632
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

   Case Credit is a subsidiary of CNH Capital Corporation ("CNH Capital"), formerly Case Capital. CNH Capital, a wholly owned subsidiary of Case Corporation ("Case"), provides broad-based financial services for the global marketplace. Case is a wholly owned subsidiary of CNH Global N.V. ("CNH"). As of June 30, 2001, approximately 84.6% of CNH's outstanding common shares are owned by Fiat Netherlands Holding N.V., a wholly owned subsidiary of Fiat S.p.A. ("Fiat").

   In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of June 30, 2001, and the results of operations, changes in stockholder's equity and cash flows for the periods indicated. We suggest that you read these interim financial statements in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000. Interim financial results are not necessarily indicative of operating results for an entire year.

   Certain reclassifications have been made to conform previously issued financial statements to the current 2001 presentation.

(2)--Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133 "Accounting for Derivative Instruments and Hedging Activities," which has been amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133, an amendment of SFAS 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is applied to: (a) derivative instruments; and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

   The Company adopted SFAS 133 on January 1, 2001. SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." To the extent that these amounts are recorded in other comprehensive income, they will be reflected in earnings in the period in which the hedged transaction occurs. Adoption of this accounting standard resulted in cumulative net of tax reductions in other comprehensive income of approximately $5 million as of January 1, 2001 and had no material impact on net income. The adoption also resulted in an increase to assets and liabilities recorded on the balance sheet of approximately $4 million and $9 million, respectively.

   Case Credit utilizes derivative instruments to mitigate its exposure to interest rate risk. The Company does not issue such instruments for trading purposes. These instruments include interest rate swaps and back-to-back interest rate caps. Interest rate swaps that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to the anticipated issuance of short-term

LIBOR based debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in other comprehensive income and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedge relationships was not significant for the six months ended June 30, 2001 and is recorded in other operating expense on the Consolidated Statements of Income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 48 months, and the Company expects approximately $2 million net of tax losses deferred in other comprehensive income to be recognized in earnings over the 12 months ended June 30, 2002.

   Interest rate swaps that have been designated in fair value hedge relationships are being used by the Company to mitigate the risk of reductions in the fair value of existing fixed rate medium-term notes due to decreases in LIBOR based interest rates. Gains and losses on these instruments are reflected in interest expense in the period in which they occur and an offsetting gain or loss is also reflected in interest expense based on changes in the fair value of the debt instrument being hedged due to changes in LIBOR based interest rates. There was no ineffectiveness as a result of fair value hedge relationships in the six months ended June 30, 2001.

   Case Credit also utilizes both back-to-back interest rate swaps and back-to-back interest rate caps that are not designated in hedge relationships. These instruments are used to mitigate interest rate risk related to the Company's asset-backed commercial paper facility and various limited purpose business trusts associated with the Company's retail note asset-backed securitization programs in North America. These facilities and trusts require Case Credit to enter into interest rate swaps and caps. To ensure that these transactions do not result in the Company being exposed to this risk, Case Credit enters into an offsetting interest rate swap or cap with substantially similar terms. Net gains and losses on these instruments were insignificant for the six months ended June 30, 2001 and are included in other operating expense on the Consolidated Statements of Income.

   In September 2000, FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB Statement 125". SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted the disclosure provisions related to the securitization of financial assets on December 31, 2000. All transactions entered into after March 31, 2001 are accounted for in accordance with this standard. This adoption did not have a material impact on the Company.

   In June 2001, FASB issued SFAS 141, "Business Combinations". SFAS 141 is effective for all business combinations initiated subsequent to June 30, 2001 and for all business combinations accounted for under the purchase method for which the acquisition date is July 31, 2001 or thereafter. SFAS 141 requires all business combinations to be accounted for using the purchase method and requires that intangible assets be identified separately from goodwill in the allocation of the purchase price in a business combination if they constitute either a legal or contractual right or if they are separable from other assets acquired. Consequently, this statement will only impact future business combinations the Company initiates.

   In June 2001, FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that, effective January 1, 2002, existing goodwill and intangible assets with indefinite lives are no longer subject to amortization over their estimated useful life, but rather are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment test for intangible assets with indefinite lives must be performed, and its results recorded, in the first quarter of 2002. As part of the impairment test for goodwill, the Company will compare the estimated fair value of each reporting unit with acquired goodwill to the carrying amount of the reporting units' assets and liabilities, including goodwill. If the fair value exceeds its carrying amount, no goodwill impairment charge is taken. If the fair value is less than the carrying amount, the second step of the test must be performed in which the fair value is allocated to the reporting units' assets and liabilities other than goodwill. If this allocation results in excess fair value, this value is compared to recorded goodwill and an impairment loss is recorded as a change in accounting principle. The first step of this test must be completed by June 30, 2002 and the second step must be completed and any resulting impairment loss recorded by December 31, 2002. After the initial adoption, annual impairment losses will be reported as operating expenses. The Company is currently assessing the potential impact of applying the impairment tests in this statement to its existing goodwill, and expects that, prior to the application of such tests, adoption of the statement will reduce goodwill amortization expense by $7 million annually.

(3)--Asset-Backed Securitizations

   During the first six months of 2001, a limited-purpose business trust organized by CNH Capital issued $880 million of asset-backed securities to outside investors. As of June 30, 2001, Case Credit had sold $72 million of retail notes to a trust in connection with a prefunded 2000 securitization and $713 million of retail notes to a trust in connection with the 2001 securitization. Of the $785 million of retail receivables sold to the trusts, Case Credit originated $498 million and the remaining $287 million were purchased from New Holland Credit Company LLC ("New Holland Credit Company"), a wholly owned subsidiary of CNH, at fair value. During the first six months of 2000, limited-purpose business trusts organized by Case Credit issued $1,127 million of asset-backed securities to outside investors. As of June 30, 2000, CNH Capital had sold $1,150 million of retail notes to the trusts in connection with these issuances. Of the $1,150 million of retail receivables sold to the trusts, Case Credit originated $641 million and the remaining $509 million were purchased from New Holland Credit Company, at fair value. The proceeds from the sale of retail notes during the first six months of 2001 and 2000 were used to repay outstanding debt and to finance the purchase of additional receivables.

(4)--Short-Term Debt

   As of June 30, 2001, Case Credit Ltd. sold wholesale accounts receivable with recourse and received proceeds of $16 million, which are reflected as short-term debt for financial statement purposes. These borrowings bear interest equal to 5.08%, and will mature in the third quarter of 2001.

   As of June 30, 2001, Case Credit sold wholesale accounts receivable with recourse and received proceeds of $80 million, which are reflected as short-term debt for financial statement purposes. These borrowings bear interest equal to 4.18%, and will mature in the third quarter of 2001.

   On June 8, 2001, Case Credit Australia Pty. Ltd. negotiated a 1-year $202 million Australian Asset-Backed Retail Conduit Transaction ($398 million in Australian dollars), which is renewable on an annual basis. $231 million of retail notes receivable were sold with recourse and $202 million of proceeds were received, which are reflected as short-term debt for financial statement purposes. As of June 30, 2001, $189 million remained outstanding. The borrowings bear interest equal to 5.38%, and will mature in June 2008.

(5)--Long-Term Debt

   During the first six months of 2001, Case Credit retired $539 million of long-term debt in accordance with scheduled maturities.

(6)--Income Taxes

   Case Credit's effective income tax benefit rate of 31% for the first six months of 2001 was lower than the U.S. statutory tax rate of 35%, primarily due to non-deductible expenses such as goodwill and capital taxes offset by foreign income taxed at different rates and state income taxes. Case Credit's effective income tax rate of 38% for the first six months of 2000 was higher than the U.S. statutory tax rate of 35%, primarily due to non-deductible expenses such as goodwill and capital taxes, foreign income taxed at different rates, and state income taxes.

(7)--Accumulated Other Comprehensive Income (Loss)

   Accumulated other comprehensive loss of $31 million as of June 30, 2001, consists of currency translation adjustments and unrealized loss on effective hedges. Further information concerning accumulated other comprehensive income
(loss) is included in "Accounting Pronouncements". Accumulated other comprehensive loss of $16 million as of December 31, 2000, consists solely of currency translation adjustments.

(8)--Case Wholesale Receivables Inc.

   During the second quarter of 2000, Case Credit purchased (at net book value) Case Wholesale Receivables Inc. ("CWRI") from Case. CWRI has a fractional interest in certain wholesale receivables that were sold (with limited recourse), on a revolving basis pursuant to a privately structured facility. This facility consisted of a 364-day, $475 million facility that is renewable annually at the sole discretion of the purchasers. This facility was renewed for four months on June 28, 2001 for $405 million.

(9)--Related Party Transactions

   As of June 30, 2001, New Holland Credit Company has various loans totaling $553 million to Case Credit. These loans bear interest based on one-month LIBOR (4.20%--4.40% as of June 30, 2001), and mature in the third quarter of 2001. During the first six months of 2001, Case Credit purchased $534 million of receivables from New Holland Credit Company at fair market value.

   As of June 30, 2001, Case Canada Corporation has various loans totaling $193 million to Case Credit Ltd. These loans bear interest based on the one-month LIBOR (4.76% as of June 30, 2001), and mature in the third quarter of 2001.

   As of June 30, 2001, CNH has various loans totaling $964 million to Case Credit. These loans bear interest based on one-month LIBOR (4.35%--5.34% as of June 30, 2001), and mature in the third and fourth quarters of 2001.

   As of June 30, 2001, Fiat has various loans totaling $205 million to Case Credit Ltd. These loans bear interest based on three-month Banker's Acceptance (4.83%--4.90% as of June 30, 2001), and mature in the third quarter of 2001.

   As of June 30, 2001, Fiat has various loans totaling $47 million to Case Credit. These loans bear interest based on one-month LIBOR (4.80% as of June 30, 2001), and mature in the third quarter of 2001.

   As of June 30, 2001, Fiat has various loans totaling $31 million to Case Credit Australia Pty. Ltd. These loans bear interest based on Japanese LIBOR (.42% as of June 30, 2001), and mature in the third quarter of 2001.

   As of June 30, 2001, Case Canada Investments Ltd. has various loans totaling $13 million to Case Credit Ltd. These loans bear interest based on Prime + .75% (7.44% as of June 30, 2001), and mature in the third quarter of 2001.

   As of June 30, 2001, $43 million of accounts payable and other accrued liabilities are payable to related parties.

Item 2. Management's Analysis of Results of Operations.

Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000

 Net Income

   Case Credit recorded net income of $2 million for the second quarters of 2001 and 2000. Income is flat quarter over quarter due to an increase in the provision for credit losses, offset by the net gain from the sale of retail notes.

 Revenues

   Case Credit reported total revenues of $136 million for the second quarter of 2001, an increase of $28 million from the prior period primarily due to the net gain from the sale of retail notes.

 Expenses

   Interest expense for the second quarter of 2001 was $53 million, representing a decrease of $4 million from the $57 million reported in the second quarter of 2000. The decrease in interest expense primarily resulted from lower interest rates.

   Operating expenses increased $32 million to a total of $80 million in the second quarter of 2001 as compared to the $48 million in second quarter of 2000. This increase primarily resulted from a $26 million increase in Case Credit's provision for credit losses as a result of sustained weakness in the farm economy, and the impact of prior years' portfolio diversification efforts into markets that have higher estimated losses than Case's Credit's core agricultural and construction equipment businesses. The Company has dramatically reduced it's portfolio diversification efforts into these non-core markets.

 Originations/Securitizations

   Net receivables originated in the second quarter of 2001 decreased 22% to a total of $551 million versus the same period in 2000 primarily due to a lower volume of equipment sales by Case, and a reduction in loan origination activity in the non-core markets.

   During the second quarter of 2001, a limited-purpose business trust organized by CNH Capital issued $880 million of asset-backed securities to outside investors. During the second quarter, Case Credit had sold $713 million of retail notes to the trust in connection with a prefunded 2001 securitization. Of the $713 million of retail receivables sold to the trust, Case Credit originated $444 million, and the remaining $269 million were purchased from New Holland Credit Company, a wholly owned subsidiary of CNH, at fair value. There was no new issuance of asset-backed securities to outside investors during the second quarter of 2000. During the second quarter of 2000, CNH Capital had sold $428 million of retail notes to the trust in connection with securitizations occurring during the first quarter. Of the $428 million of retail receivables sold to the trust, Case Credit originated $278 million and New Holland Credit, a wholly owned subsidiary of CNH, originated $150 million. The proceeds from the sale of retail notes during the second three months of 2001 and 2000 were used to repay outstanding debt and to finance additional receivables.

Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

 Net Income

   Case Credit recorded a net loss of $6 million for the first six months of 2001, as compared to net income of $3 million in the prior period. The $9 million decrease in net income is attributable to a year-over-year increase in the provision for credit losses, partially offset by the net gain from the sale of retail notes as compared to the prior year.

 Revenues

   Case Credit reported total revenues of $246 million for the first six months of 2001, an increase of $34 million from the prior period primarily due to the net gain from the sale of retail notes, and higher interest income from Case.

 Expenses

   Interest expense for the first six months of 2001 was $105 million, representing a decrease of $6 million from the $111 million reported in the first six months of 2000. The decrease in interest expense primarily resulted from lower interest rates.

   Operating expenses increased $54 million to a total of $150 million in the first six months of 2001 as compared to $96 million in the first six months of 2000. This increase primarily resulted from a $45 million increase in Case Credit's provision for credit losses as a result of sustained weakness in the farm economy, and the impact of prior years' portfolio diversification efforts into markets that have higher estimated losses than Case Credit's core agricultural and construction equipment businesses. The Company has dramatically reduced it's portfolio diversification efforts into these non-core markets.

 Originations/Securitizations/Serviced Portfolio

   During the first six months of 2001, Case Credit's serviced portfolio of receivables decreased 15% over the same period last year to $6.9 billion. Net receivables originated in the first six months of 2001 decreased 26% to a total of $1,029 million versus the same period in 2000, primarily due to a lower volume of equipment sales by Case, and a reduction in loan origination activity in the non-core markets.

   During the first six months of 2001, a limited-purpose business trust organized by CNH Capital issued $880 million of asset-backed securities to outside investors. As of June 30, 2001, Case Credit had sold $72 million of retail notes to a trust in connection with a prefunded 2000 securitization and $713 million of retail notes to a trust in connection with the 2001 securitization. Of the $785 million of retail receivables sold to the trusts, Case Credit originated $498 million and the remaining $287 million were purchased from New Holland Credit Company at fair value. During the first six months of 2000, limited-purpose business trusts organized by CNH Capital issued $1,127 million of asset-backed securities to outside investors. As of June 30, 2000, CNH Capital had sold $1,150 million of retail notes to the trusts in connection with these issuances. Of the $1,150 million of retail receivables sold to the trusts, Case Credit originated $641 million and New Holland Credit Company, a wholly owned subsidiary of CNH, originated $509 million. The proceeds from the sale of retail notes during the first six months of 2001 and 2000 were used to repay outstanding debt and to finance additional receivables.

 Liquidity and Capital Resources

   The discussion of liquidity and sources of capital focuses on the balance sheets and statements of cash flows. Liquidity in the structured ABS market and funding from affiliates, including Fiat, are critical sources of capital to meet the Company's plan to finance the acquisition of additional receivables.

   Net cash provided by operating activities decreased $200 million to a total of $93 million in the first six months of 2001 as compared to the first six months of 2000 primarily due to an increase in the 2000 accounts payable and other accrued liabilities.

   Net cash used by investing activities was $525 million and $391 million for the first six months of 2001 and 2000, respectively. Increased wholesale acquisitions of $1,571 million, offset by the decrease in cost of retail receivables acquired of $366 million and the increase in proceeds from sales of receivables of $902 million caused the net decrease between years.

   Net cash provided by financing activities was $527 million for the first six months of 2001, primarily due to the issuances of $836 million of affiliated debt and $230 million of revolving credit facilities, partially offset by the repayment of $539 million of long-term debt. Net cash provided by financing activities was $72 million for the first six months of 2000 as Case Credit increased borrowing under revolving credit facilities of $319 million, which was offset by the repayment of $290 million of outstanding debt.

   On July 27, 2000, the Company, together with Fiat, CNH, Fiat Finance and Trade Ltd. S.A., New Holland Credit Company and Case, as co-borrowers, entered into a $2.0 billion five-year Credit Agreement with Chase Manhattan International Limited, as Facility Agent and Euro Swing-line Agent, The Chase Manhattan Bank, as US Swing-line Agent, and ABN Amro Bank N.V., Banca Intesa S.p.A. and Chase Manhattan plc, as Arrangers, on behalf of additional banks. This new Credit Agreement replaced the Case Credit $1.2 billion Revolving Credit and Guarantee Agreement dated August 23, 1996 with Chase Manhattan Bank, as administrative agent.

   On April 3, 2001, Standard & Poor's downgraded the senior debt rating of Case Credit from BBB- to BB and downgraded its short-term debt rating from A2 to B.

   On April 18, 2001, Moody's downgraded the senior debt rating of Case Credit from Baa3 to Ba2 and downgraded its short-term debt rating from P3 to Not Prime.

   On April 18, 2001, Moody's downgraded the senior debt rating of Fiat S.p.A. from A3 to Baa2 and confirmed its short-term debt rating at P2.

   On June 27, 2001, Standard & Poor's downgraded the short-term debt rating of Fiat S.p.A. from A2 to A3.

 Future Liquidity and Capital Resources

   The Company has various lines of committed and uncommitted credit and asset-backed commercial paper facilities to fund the business plan. The Company also has the ability to issue commercial paper currently in Australia, as well as through affiliated companies. The commercial paper program in the US has been suspended due to year 2000 ratings downgrades. The commercial paper program in Canada issued by Case Credit Ltd. has been withdrawn. Under the terms of the Company's commercial paper programs, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the applicable revolving credit facility, cannot exceed the total amount available under the revolving credit facility. Further information concerning the revolving credit facility is included in Note 9: Short-Term Debt of the Case Credit Annual Report on Form 10-K for 2000, as filed with the Securities and Exchange Commission.

   The Company maintains sufficient committed lines of credit and asset-backed commercial paper facilities to cover its expected funding needs on a short-term basis. The Company manages its aggregate short-term borrowings so as not to exceed its availability under its committed lines of credit including those lines from affiliates. The Company accesses short-term debt markets, predominantly through asset-backed commercial paper issuances, bank credit facilities, and loans from affiliates to fund its short-term financing requirements and to ensure liquidity. As funding needs are determined to be of a long-term nature, the Company accesses the term ABS markets to refinance short-term borrowings and replenish its short-term liquidity. The Company's long-term financing strategy is to maintain continuous access to the United States and Canadian asset-backed securities, and bank debt markets to accommodate its liquidity needs. In addition, the Company has entered the Australian market for asset-backed securitization in 2001. Whenever necessary, funds provided from operations are supplemented from external borrowing sources, including financing from Fiat and Fiat affiliates.

 Outlook

   The pressure from higher interest rates experienced in 2000 decreased with the slowdown in the economy. CNH Capital made the strategic decision to exit the commercial truck financing business and curtail other diversified financing activities in 2000, and therefore has decreased its volume of loan origination activity in its diversified business in the first half of 2001. The outlook for CNH's agricultural equipment and construction equipment markets is consistent with statements made by CNH in its Form 6-K filing on July 24, 2001. The financial services operations are directly impacted by the performance of CNH. Through the first half of the year, the agricultural equipment industry in the Americas has continued to perform better than last year and somewhat better than expected, with the strongest results in the United States and Brazil. As a result, the company now expects the industry will be up by as much as 5% in the Americas for the full year. In Europe, the market has performed as expected and the forecast for the full year is unchanged: down by 8%. Foot-and-mouth disease in Western Europe appears to have nearly run its course, but the possible impact of BSE, or Bovine Spongiform Encephalopathy, remains unclear. In the second quarter, industry sales of construction equipment were down significantly in North America while Europe and Asia weakened slightly, and growth in Latin America slowed somewhat. Although further deterioration is not expected, neither is any significant recovery anticipated in 2001. Consequently, the company now expects that the segments of the construction equipment industry served by CNH will end the year down as much as 10% from 2000 levels, on a global basis. The success of CNH's overall integration process is evident in the steady growth of merger related profit improvements ($300 million expected for the full year) and the consistent improvement in the gross margin as well as the significant share gains and reductions in dealer and company inventory reported this quarter. Based on the success of the company's first actions to improve its supply chain management process, CNH expects to under produce retail sales levels through the balance of the year, while delivering improved levels of service to the market with lower inventory levels. As a result, the company's operating margin for the full year is expected to be in the range of $350 to $400 million, depending on the extent of the impact of weaker than expected foreign exchange rates and market conditions for construction equipment in North America. The year-over-year reduction in net loss is expected to be $50 to $100 million.

   The information included in the "Outlook" section represents forward-looking statements and involves risk and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather conditions, energy prices, real estate values, animal diseases, crop pests, harvest yields, government farm programs and consumer confidence and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. The spread of foot-and-mouth disease and other animal diseases within and outside of Europe also could adversely affect livestock and feed prices and overall levels of farmer's confidence. Concerns pertaining to genetically modified organisms and China's delayed entry into the World Trade Organization also may affect farm exports. In addition, higher fuel and fertilizer costs could have a negative impact on farm income. Some of the other significant factors for the Company include general economic and capital market conditions, the cyclical nature of its business, foreign currency movements, hedging practices, the Company and its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in environmental laws, and employee and labor relations. Additionally, CNH's achievement of the anticipated benefits of the merger of New Holland and Case, including the realization of expected annual operating synergies, depends upon, among other things, its ability to integrate effectively the operations and employees of New Holland and Case, and to execute its multi-branding strategy. The timing and costs for implementing CNH's merger integration initiatives is subject to the outcome of negotiations with numerous third parties, including purchasers of product lines required to be divested, labor unions, dealers and others. Further information concerning factors that could significantly impact expected results is included in the following sections of CNH's Annual Report on Form 20-F for 2000, as filed with the Securities and Exchange Commission:
Key Information; Information on the Company; Operating and Financial Review and Prospects; Directors, Senior Management and Employees; and Financial Information. Further information concerning factors that could significantly impact expected results is also included in the following sections of the Case Credit Annual Report on Form 10-K for 2000, as filed with the Securities and Exchange Commission: Item 1 Business and Item 7 Management's Analysis of Results of Operations.

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

 Commodity Price and Foreign Currency Risk Management

   Commodity prices impact Case's sales, which may have an impact on Case Credit's originations. Case Credit is subject to foreign currency risk in Canada, Australia, and Europe as the investments in these regions are impacted by currency fluctuations. For information regarding Case Credit's commodity price and foreign currency risk management, reference is made to Item 7A to the Case Credit Financial Statements in the Company's 2000 Annual Report on Form 10-K. There has been no material change in the Company's market risk exposures that affect the quantitative and qualitative disclosures as presented as of December 31, 2000.

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

                                          CASE CREDIT CORPORATION

                                                    /s/ Mario Ferla
                                          By __________________________________
                                                        Mario Ferla
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                              Accounting Officer and Director
                                                            and
                                               Authorized Signatory for Case
                                                          Credit
                                                       Corporation)

Date: August 13, 2001

                                 EXHIBIT INDEX

                                                             Sequential
 Exhibit                                                        Page
 Number                Description of Exhibit                 Numbers
 ------- -------------------------------------------------   ----------
   12    Computation of Ratio of Earnings to Fixed Charges