Form 10-Q
period 2001-09-30
CASE CREDIT CORP
filed 2001-11-14
CIK 1005319

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                      [X]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

   Common Stock, par value $5.00 per share: 200 shares outstanding as of November 14, 2001, all of which are owned by CNH Capital Corporation.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                   Page
                                                                   ----
                              PART I

Item 1. Financial Statements

   Consolidated Statements of Income..............................   3

   Consolidated Balance Sheets....................................   4

   Consolidated Statements of Cash Flows..........................   5

   Consolidated Statements of Changes in Stockholder's Equity.....   6

   Notes to Financial Statements..................................   7

Item 2. Management's Analysis of Results of Operations............  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk  16

                             PART II

Item 1. Legal Proceedings.........................................   *

Item 2. Changes in Securities.....................................   *

Item 3. Defaults Upon Senior Securities...........................   *

Item 4. Submission of Matters to a Vote of Security Holders.......   *

Item 5. Other Information.........................................   *

Item 6. Exhibits and Reports on Form 8-K..........................  17

--------
   *No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                    PART I.

Item 1. Financial Statements.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (in millions)
                                  (Unaudited)

                                                       Three Months  Three Months   Nine Months   Nine Months
                                                           Ended         Ended         Ended         Ended
                                                       September 30, September 30, September 30, September 30,
                                                           2001          2000          2001          2000
                                                       ------------- ------------- ------------- -------------
Revenues:
   Finance income earned on retail and other notes
     and finance leases...............................     $ 39          $ 55          $135          $149
   Interest income from Case Corporation..............       11            10            31            26
   Net (loss) gain on retail and wholesale notes sold.      (20)           20            26            36
   Securitization and servicing fee income............       11            11            33            35
   Lease income on operating leases...................       26            28            80            83
   Other income.......................................        5             4            13            11
                                                           ----          ----          ----          ----
       Total revenues.................................       72           128           318           340
Interest expenses:
   Third parties......................................       26            53            89           161
   Affiliated.........................................       26             8            68            11
                                                           ----          ----          ----          ----
       Total interest expenses........................       52            61           157           172
Operating expenses:
   Fees charged by Case Corporation...................        8             8            25            22
   Administrative and operating expenses..............        5             6            18            17
   Provision for credit losses........................       11            18            91            53
   Goodwill amortization..............................        2             2             5             5
   Depreciation of equipment on operating leases......       16            18            49            51
   Other..............................................       (3)           (2)            1            (2)
                                                           ----          ----          ----          ----
       Total operating expenses.......................       39            50           189           146
                                                           ----          ----          ----          ----
       Total expenses.................................       91           111           346           318
                                                           ----          ----          ----          ----
(Loss) income before taxes............................      (19)           17           (28)           22
Income tax (benefit) provision........................       (7)            6           (10)            8
                                                           ----          ----          ----          ----
Net (loss) income.....................................     $(12)         $ 11          $(18)         $ 14
                                                           ====          ====          ====          ====

 The accompanying notes to financial statements are an integral part of these
                      Consolidated Statements of Income.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                       (in millions, except share data)
                                  (Unaudited)

                                                                              September 30, December 31,
                                   ASSETS                                         2001          2000
                                   ------                                     ------------- ------------
Cash and cash equivalents....................................................    $   87        $   38
Retail and other notes and finance leases....................................     2,768         2,263
Wholesale notes and accounts.................................................       496           273
Due from trusts..............................................................       270           280
                                                                                 ------        ------
       Total receivables.....................................................     3,534         2,816
Allowance for credit losses..................................................      (112)          (84)
                                                                                 ------        ------
       Total receivables--net................................................     3,422         2,732
Affiliated accounts receivable...............................................       274            18
Affiliated notes receivable..................................................        12            --
Asset-backed certificates....................................................       193           204
Equipment on operating leases, at cost.......................................       547           619
Accumulated depreciation.....................................................       (88)          (78)
                                                                                 ------        ------
       Net equipment on operating leases.....................................       459           541
Property and equipment, at cost..............................................        13            12
Accumulated depreciation.....................................................        (4)           (2)
                                                                                 ------        ------
       Net property and equipment............................................         9            10
Goodwill, net of accumulated amortization....................................       114           121
Assets held for sale.........................................................       112            27
Other assets.................................................................       116           183
                                                                                 ------        ------
       Total.................................................................    $4,798        $3,874
                                                                                 ======        ======

                    LIABILITIES AND STOCKHOLDER'S EQUITY
                    ------------------------------------
Short-term debt..............................................................    $1,100        $1,299
Accounts payable and other accrued liabilities...............................       352           216
Affiliated debt..............................................................     2,404         1,170
Deposits withheld from dealers...............................................        11             9
Long-term debt...............................................................       325           527
                                                                                 ------        ------
       Total liabilities.....................................................     4,192         3,221
                                                                                 ------        ------
Stockholder's equity:
   Common Stock, $5 par value, 200 shares authorized, issued and outstanding.        --            --
   Paid-in capital...........................................................       674           674
   Accumulated other comprehensive loss......................................       (45)          (16)
   Retained deficit..........................................................       (23)           (5)
                                                                                 ------        ------
       Total stockholder's equity............................................       606           653
                                                                                 ------        ------
       Total.................................................................    $4,798        $3,874
                                                                                 ======        ======

 The accompanying notes to financial statements are an integral part of these
                         Consolidated Balance Sheets.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (in millions)
                                  (Unaudited)

                                                                            Nine Months Ended  Nine Months Ended
                                                                            September 30, 2001 September 30, 2000
                                                                            ------------------ ------------------
Operating activities:
   Net (loss) income.......................................................      $   (18)           $    14
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Purchase accounting amortization....................................           12                 17
       Depreciation and amortization.......................................           58                 59
       Provision for credit losses.........................................           91                 53
       Net gain on retail and wholesale notes sold.........................          (26)               (36)
       Unremitted equity method earnings from joint ventures...............           (2)                --
       Changes in components of working capital:
          Decrease (increase) in other assets..............................            3                (33)
          Increase (decrease) in accounts payable and other accrued
            liabilities....................................................           84                (24)
          Other, net.......................................................          (14)               (21)
                                                                                 -------            -------
              Net cash provided by operating activities....................          188                 29
                                                                                 -------            -------
Investing activities:
   Cost of retail receivables acquired.....................................       (2,744)            (2,083)
   Cost of wholesale receivables acquired..................................       (2,207)              (956)
   Proceeds from sales of retail receivables...............................          927              1,859
   Proceeds from sales of wholesale receivables............................        1,158                272
   Collections of retail receivables.......................................        1,004                255
   Collections of wholesale receivables....................................          832                415
   Purchase of equipment on operating leases (net of disposals)............          (33)               (44)
   Decrease (increase) in investments and other assets.....................           99                (16)
   Expenditures for property and equipment.................................           (1)                (3)
                                                                                 -------            -------
              Net cash (used) by investing activities......................         (965)              (301)
                                                                                 -------            -------
Financing activities:
   Proceeds from issuance of affiliate debt (net of repayment).............        1,234                700
   Proceeds from issuance of long-term debt................................           --                 43
   Payment of long-term debt...............................................         (800)              (390)
   Increase (decrease) in borrowings under revolving credit facilities.....          241               (118)
   Proceeds from issuance of short-term debt...............................          173                 --
   Payment of short-term debt..............................................          (22)                --
                                                                                 -------            -------
              Net cash provided by financing activities....................          826                235
                                                                                 -------            -------
Increase (decrease) in cash and cash equivalents...........................           49                (37)
Cash and cash equivalents, beginning of period.............................           38                 67
                                                                                 -------            -------
Cash and cash equivalents, end of period...................................      $    87            $    30
                                                                                 =======            =======
Cash paid during the period for interest...................................      $   169            $   171
                                                                                 =======            =======
Cash (received) during the period for taxes................................      $    --            $   (24)
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

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (in millions)
                                  (Unaudited)

                                                              Accumulated
                                                                 Other     Retained
                                              Common Paid-in Comprehensive Earnings        Comprehensive
                                              Stock  Capital Income/(Loss) (Deficit) Total    (Loss)
                                              ------ ------- ------------- --------- ----- -------------
Balance, December 31, 1999...................  $ --   $674       $  4        $  3    $681
Comprehensive loss:
   Net loss..................................    --     --         --          (8)     (8)     $ (8)
   Translation adjustment....................    --     --        (20)         --     (20)      (20)
                                                                                               ----
          Total..............................                                                  $(28)
                                               ----   ----       ----        ----    ----      ====
Balance, December 31, 2000...................  $ --   $674       $(16)       $ (5)   $653
                                               ----   ----       ----        ----    ----
Comprehensive loss:
   Net loss..................................    --     --         --         (18)    (18)     $(18)
   Translation adjustment....................    --     --        (14)         --     (14)      (14)
   Unrealized loss on effective hedges:
       Cumulative effect of change in
         accounting principle................    --     --         (5)         --      (5)       (5)
       Reclassification of deferred loss
         to earnings.........................    --     --          2          --       2         2
       Unrealized loss for the period........    --     --        (12)         --     (12)      (12)
                                               ----   ----       ----        ----    ----      ----
       Balance of unrealized loss on
         effective hedges....................    --     --        (15)         --     (15)      (15)
                                               ----   ----       ----        ----    ----      ----
          Total..............................                                                  $(47)
                                                                                               ====
Balance, September 30, 2001..................  $ --   $674       $(45)       $(23)   $606
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

   Case Credit is a subsidiary of CNH Capital Corporation ("CNH Capital"), formerly Case Capital. CNH Capital, a wholly owned subsidiary of Case Corporation ("Case"), provides broad-based financial services for the global marketplace. Case is a wholly owned subsidiary of CNH Global N.V. ("CNH"). As of September 30, 2001, approximately 84.6% of CNH's outstanding common shares are owned by Fiat Netherlands Holding N.V., a wholly owned subsidiary of Fiat S.p.A. ("Fiat").

   In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of September 30, 2001, and the results of operations, changes in stockholder's equity and cash flows for the periods indicated. We suggest that you read these interim financial statements in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000. Interim financial results are not necessarily indicative of operating results for an entire year.

   Certain reclassifications have been made to conform previously issued financial statements to the current 2001 presentation.

(2)--Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which has been amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133, an amendment of SFAS 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is applied to: (a) derivative instruments; and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

   Case Credit utilizes derivative instruments to mitigate its exposure to interest rate risk. The Company does not issue such instruments for trading purposes. These instruments include interest rate swaps and back-to-back interest rate caps. Interest rate swaps that have been designated in cash flow hedging relationships are being used

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES by the Company to mitigate the risk of rising interest rates related to the anticipated issuance of short-term LIBOR based debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in other comprehensive income and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedge relationships was not significant for the nine months ended September 30, 2001 and is recorded in other operating expense on the Consolidated Statements of Income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 48 months, and the Company expects approximately $9 million of losses, net of tax, deferred in other comprehensive income to be recognized in earnings over the 12 months ended September 30, 2002.

   Interest rate swaps that have been designated in fair value hedge relationships are being used by the Company to mitigate the risk of reductions in the fair value of existing fixed rate medium-term notes due to decreases in LIBOR based interest rates. Gains and losses on these instruments are reflected in interest expense in the period in which they occur and an offsetting gain or loss is also reflected in interest expense based on changes in the fair value of the debt instrument being hedged due to changes in LIBOR based interest rates. There was no ineffectiveness as a result of fair value hedge relationships in the nine months ended September 30, 2001.

   Case Credit also utilizes both back-to-back interest rate swaps and back-to-back interest rate caps that are not designated in hedge relationships. These instruments are used to mitigate interest rate risk related to the Company's asset-backed commercial paper facility and various limited purpose business trusts associated with the Company's retail note asset-backed securitization programs in North America. These facilities and trusts require Case Credit to enter into interest rate swaps and caps. To ensure that these transactions do not result in the Company being exposed to this risk, Case Credit enters into an offsetting interest rate swap or cap with substantially similar terms. Net gains and losses on these instruments were insignificant for the nine months ended September 30, 2001 and are included in other operating expense on the Consolidated Statements of Income.

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

   In June 2001, FASB issued SFAS 141, "Business Combinations". SFAS 141 is effective for all business combinations initiated subsequent to June 30, 2001 and for all business combinations accounted for under the purchase method for which the acquisition date is July 1, 2001 or thereafter. SFAS 141 requires all business combinations to be accounted for using the purchase method and requires that intangible assets be identified separately from goodwill in the allocation of the purchase price in a business combination if they constitute either a legal or contractual right or if they are separable from other assets acquired. Consequently, this statement will only impact future business combinations the Company initiates.

   In June 2001, FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that, effective January 1, 2002, existing goodwill and intangible assets with indefinite lives are no longer subject to amortization over their estimated useful life, but rather are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment test for intangible assets with indefinite lives must be performed, and its results recorded, in the first quarter of 2002. As part of the impairment test for goodwill, the Company will compare the estimated fair value of each reporting unit with acquired goodwill to the

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES carrying amount of the reporting units' assets and liabilities, including goodwill. If the fair value exceeds its carrying amount, no goodwill impairment charge is taken. If the fair value is less than the carrying amount, the second step of the test must be performed in which the fair value is allocated to the reporting units' assets and liabilities other than goodwill. If this allocation results in excess fair value, this value is compared to recorded goodwill and an impairment loss is recorded as a change in accounting principle. The first step of this test must be completed by June 30, 2002 and the second step must be completed and any resulting impairment loss recorded by December 31, 2002. After the initial adoption, annual impairment losses will be reported as operating expenses. The Company is currently assessing the potential impact of applying the impairment tests in this statement to its existing goodwill, and expects that, prior to the application of such tests, adoption of the statement will reduce goodwill amortization expense by $7 million annually.

(3)--Asset-Backed Securitizations

   During the first nine months of 2001, a limited-purpose business trust organized by CNH Capital issued $880 million of asset-backed securities to outside investors. As of September 30, 2001, Case Credit had sold $72 million of retail notes to a trust in connection with a prefunded 2000 securitization and $900 million of retail notes to a trust in connection with the 2001 securitization. Of the $972 million of retail receivables sold to the trusts, Case Credit originated $597 million and the remaining $375 million were purchased from New Holland Credit Company LLC ("New Holland Credit Company"), a wholly owned subsidiary of CNH, at fair value. During the first nine months of 2000, limited-purpose business trusts organized by Case Credit issued $2,370 million of asset-backed securities to outside investors. As of September 30, 2000, CNH Capital had sold $1,916 million of retail notes to the trusts in connection with these issuances. Of the $1,916 million of retail receivables sold to the trusts, Case Credit originated $1,009 million and the remaining $907 million were purchased from New Holland Credit Company and New Holland (Canada) Credit Company, wholly owned subsidiaries of CNH, at fair value. The proceeds from the sale of retail notes during the first nine months of 2001 and 2000 were used to repay outstanding debt and to finance the purchase of additional receivables. In the first nine months of 2001, there was a $25 million other than temporary reduction in the value of retained interests from past securitizations versus $8 million in 2000 caused primarily by reduced cash flow forecasts related to additional incurred and estimated future credit losses. The $25 million for 2001 and $8 million for 2000 are included in net
(loss) gain on retail and wholesale notes sold on the Consolidated Statements of Income.

(4)--Assets Held For Sale

   Assets held for sale represents the lower of cost or fair value of equipment repossessed from retail and finance lease contract customers and equipment returned from operating lease customers at the end of the lease term.

(5)--Short-Term Debt

   As of September 30, 2001, Case Credit sold wholesale accounts receivable with recourse and received proceeds of $80 million, which are reflected as short-term debt for financial statement purposes. These borrowings bear interest equal to 4.03%, and will mature in the fourth quarter of 2001.

   On June 8, 2001, Case Credit Australia Pty. Ltd. negotiated a 1-year $173 million Australian Asset-Backed Retail Conduit Transaction ($342 million in Australian dollars), which is renewable on an annual basis. $198 million of retail notes receivable were sold with recourse and $173 million of proceeds were received, which are reflected as short-term debt for financial statement purposes. As of September 30, 2001, $151 million of short-term debt remained outstanding. The borrowings bear interest equal to 5.07%, and will mature in June 2008.

(6)--Long-Term Debt

   During the first nine months of 2001, Case Credit retired $800 million of long-term debt in accordance with scheduled maturities.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7)--Income Taxes

   Case Credit's effective income tax benefit rate of 36% for the first nine months of 2001 was higher than the U.S. statutory tax rate of 35%, and was impacted primarily due to foreign income taxed at different rates and state income taxes offset by non-deductible expenses such as goodwill and capital taxes. Case Credit's effective income tax rate of 37% for the first nine months of 2000 was higher than the U.S. statutory tax rate of 35%, primarily due to non-deductible expenses such as goodwill and capital taxes, foreign income taxed at different rates, and state income taxes.

(8)--Accumulated Other Comprehensive Income (Loss)

   Accumulated other comprehensive loss of $45 million as of September 30, 2001, consists of currency translation adjustments and unrealized loss on effective hedges. Further information concerning accumulated other comprehensive income (loss) is included in "Accounting Pronouncements". Accumulated other comprehensive loss of $16 million as of December 31, 2000, consists solely of currency translation adjustments.

(9)--Case Wholesale Receivables Inc.

   During the second quarter of 2000, Case Credit purchased (at net book value) Case Wholesale Receivables Inc. ("CWRI") from Case. CWRI has a fractional interest in certain wholesale receivables that were sold (with limited recourse), on a revolving basis pursuant to a privately structured facility. This facility consisted of a 364-day, $475 million facility that is renewable annually at the sole discretion of the purchasers. This facility was renewed for four months on June 28, 2001 for $405 million, and extended another month on October 28, 2001 for $375 million.

(10)--Related Party Transactions

   As of September 30, 2001, New Holland Credit Company has various loans totaling $757 million to Case Credit. These loans bear interest based on one-month LIBOR (3.10%--5.60% as of September 30, 2001), and mature in the fourth quarter of 2001. During the first nine months of 2001, Case Credit purchased $780 million of receivables from New Holland Credit Company at fair market value.

   As of September 30, 2001, Case Canada Corporation has various loans totaling $219 million to Case Credit Ltd. These loans bear interest based on the one-month LIBOR (3.93% as of September 30, 2001), and mature in the fourth quarter of 2001.

   As of September 30, 2001, CNH has various loans totaling $1,164 million to Case Credit. These loans bear interest based on one-month LIBOR (3.92%--5.34% as of September 30, 2001), and mature in the fourth quarter of 2001.

   As of September 30, 2001, Fiat has various loans totaling $172 million to Case Credit Ltd. These loans bear interest based on one-month Banker's Acceptance (3.80%--4.39% as of September 30, 2001), and mature in the fourth quarter of 2001.

   As of September 30, 2001, Fiat has various loans totaling $47 million to Case Credit. These loans bear interest based on three-month LIBOR (4.15% as of September 30, 2001), and mature in 2003.

   As of September 30, 2001, Fiat has various loans totaling $32 million to Case Credit Australia Pty. Ltd. These loans bear interest based on Japanese LIBOR (.41% as of September 30, 2001), and mature in the fourth quarter of 2001.

   As of September 30, 2001, Case Canada Investments Ltd. has various loans totaling $13 million to Case Credit Ltd. These loans bear interest based on Prime + .75% (7.44% as of September 30, 2001), and mature in the fourth quarter of 2001.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(Concluded)


   As of September 30, 2001, $97 million of accounts payable and other accrued liabilities are payable to related parties.

(11)--Subsequent Event

   Case Credit and Case have entered into a Support Agreement. The Support Agreement provides that Case will make quarterly payments to Case Credit to the extent necessary to ensure that Case Credit's consolidated pre-tax earnings available for fixed charges equal at least 1.10 times Case Credit's fixed charges in all periods composed of four consecutive fiscal quarters. The calculation of pre-tax earnings available for fixed charges under the Support Agreement differs from the calculation of the ratio of earnings to fixed charges mandated under the rules and regulations of the Securities and Exchange Commission. Under the Support Agreement, the definition of "earnings" is before the deduction for depreciation and includes all cash, extraordinary, non-recurring items of income or expense (other than cash debt defeasance costs). Under the Securities and Exchange Commission's rules and regulations, the definition of "earnings" does not include these items. Prior to the third quarter of 2001, Case has not been required to make any payment to meet its commitments under the Support Agreement. However in the fourth quarter of 2001, Case will remit $21 million to ensure that the ratio is met for the four consecutive fiscal quarters through September 30, 2001. For further information regarding the Support Agreement, reference is made to Item 1. Business in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Item 2. Management's Analysis of Results of Operations.

Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2000

  Net Income

   Case Credit recorded a net loss of $12 million for the third quarter of 2001, as compared to net income of $11 million in the prior period. Income decreased quarter over quarter primarily due to the timing of retail asset-backed securitization ("ABS") transactions and an other than temporary reduction in the value of retained interests from past securitizations contributing to a decline in net (loss) gain from the sale of retail and wholesale notes explained further below.

  Revenues

   Case Credit reported total revenues of $72 million for the third quarter of 2001, a decrease of $56 million from the prior period. Net (loss) gain on retail and wholesale notes sold decreased $40 million. In 2001, there was a $25 million other than temporary reduction in the value of the retained interests on past securitizations versus $8 million in 2000 caused primarily by reduced cash flow forecasts related to additional incurred and estimated future credit losses. In addition, ABS transactions in 2000 occurred in the first and third quarters, while in 2001, the transactions have been planned for the second and fourth quarters. Lower interest rates and lower average receivable balance outstanding contributed to a $16 million decline in finance income earned on retail and other notes and finance leases.

  Expenses

   Interest expense for the third quarter of 2001 was $52 million, representing a decrease of $9 million from the $61 million reported in the third quarter of 2000. The decrease in interest expense primarily resulted from lower interest rates.

   Operating expenses decreased $11 million to a total of $39 million in the third quarter of 2001 as compared to $50 million in third quarter of 2000. Depreciation of equipment on operating leases decreased $2 million to $16 million due to the lower average amount of equipment on lease. Provision for credit losses of $11 million decreased $7 million from the prior period as future credit losses from the Company's portfolio have been estimated to return to historic levels as the sustained weakness in the farm economy begins to reverse and the Company's mitigation efforts continue to reduce the impact of prior years' portfolio diversification efforts into markets that have higher estimated losses than Case Credit's core agricultural and construction equipment businesses. The Company has dramatically reduced it's portfolio diversification efforts into these non-core markets.

  Originations/Securitizations

   Net receivables originated in the third quarter of 2001 decreased 4% to a total of $576 million versus the same period in 2000 primarily due to a reduction in loan origination activity in the non-core markets.

   There were no new issuances of asset-backed securities by limited-purpose business trusts to outside investors during the third quarter of 2001. During the third quarter of 2001, Case Credit sold $187 million of retail notes to the trust in connection with a prefunded 2001 securitization. Of the $187 million of retail receivables sold to the trust, Case Credit originated $99 million, and the remaining $88 million were purchased from New Holland Credit Company, a wholly owned subsidiary of CNH, at fair value. During the third quarter of 2000, limited-purpose business trusts organized by CNH Capital issued $789 million of asset-backed securities to outside investors. For the quarter ending September 30, 2000, Case Credit sold $766 million of retail notes to the trusts in connection with these issuances. Of the $766 million of retail receivables sold to the trust, Case Credit originated $368 million, and New Holland Credit Company and New Holland (Canada) Credit Company, wholly owned subsidiaries of CNH, together originated $398 million. The proceeds from the sale of retail notes during the third quarter of 2001 and 2000 were used to repay outstanding debt and to finance additional receivables.

Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

  Net Income

   Case Credit recorded a net loss of $18 million for the first nine months of 2001, as compared to net income of $14 million in the prior period. The $32 million decrease in net income is primarily attributable to a year-over-year increase in the provision for credit losses, and the timing of retail ABS transactions and an other than temporary reduction in the value of retained interests from past securitizations contributing to a decline in net (loss) gain from the sale of retail and wholesale notes as explained further below as compared to the prior year.

  Revenues

   Case Credit reported total revenues of $318 million for the first nine months of 2001, a decrease of $22 million from the prior period. Net (loss) gain on retail and wholesale notes sold decreased $10 million. In 2001, there was a $25 million other than temporary reduction in the value of the retained interests on past securitizations versus $8 million in 2000 caused primarily by reduced cash flow forecasts related to additional incurred and estimated future credit losses. Retail ABS transactions in 2000 occurred in the first and third quarters, while in 2001, the transactions have been planned for the second and fourth quarters. Although the volume of notes sold declined year over year, the gain recognized on the retail notes that were sold increased dramatically primarily due to the declining interest rate margin environment in 2001 compared to 2000. Declining interest rates reduced the rates on the securities issued to investors, which exceeded the reduction in the yield on the retail notes sold to the trusts. Lower interest rates contributed to a $14 million decline in finance income earned on retail and other noted and finance leases.

  Expenses

   Interest expense for the first nine months of 2001 was $157 million, representing a decrease of $15 million from the $172 million reported in the first nine months of 2000. The decrease in interest expense primarily resulted from lower interest rates.

   Operating expenses increased $43 million to a total of $189 million in the first nine months of 2001 as compared to $146 million in the first nine months of 2000. Depreciation of equipment on operating leases decreased $2 million from the same period last year to $49 million due to the lower average amount of equipment on lease. Provision for credit losses of $91 million increased $38 million from the $53 million recorded during the first nine months of 2000. Provisions for credit losses in 2001 have been driven by the sustained weakness in the farm economy and the impact of prior years' portfolio diversification efforts into markets that have higher estimated losses than Case Credit's core agricultural and construction equipment businesses. The Company has dramatically reduced its portfolio diversification efforts into these non-core markets.

  Originations/Securitizations/Serviced Portfolio

   During the first nine months of 2001, Case Credit's serviced portfolio of receivables decreased 14% over the same period last year to $6.6 billion. Net receivables originated in the first nine months of 2001 decreased 20% to a total of $1,605 million versus the same period in 2000, primarily due to a lower volume of equipment sales by Case and a reduction in loan origination activity in the non-core markets.

   During the first nine months of 2001, a limited-purpose business trust organized by CNH Capital issued $880 million of asset-backed securities to outside investors. As of September 30, 2001, Case Credit had sold $72 million of retail notes to a trust in connection with a prefunded 2000 securitization and $900 million of retail notes to a trust in connection with the 2001 securitization. Of the $972 million of retail receivables sold to the trusts, Case Credit originated $597 million and the remaining $375 million were purchased from New Holland Credit Company at fair value. During the first nine months of 2000, limited-purpose business trusts organized by CNH Capital issued $2,370 million of asset-backed securities to outside investors. As of September 30, 2000, Case Credit had sold $1,916 million of retail notes to the trusts in connection with these issuances. Of the $1,916 million of retail receivables sold to the trust, Case Credit originated $1,009 million, and New Holland Credit Company and New Holland (Canada) Credit Company, wholly owned subsidiaries of CNH, together originated $907 million. The proceeds from the sale of retail notes during the first nine months of 2001 and 2000 were used to repay outstanding debt and to finance additional receivables.

  Liquidity and Capital Resources

   The discussion of liquidity and sources of capital focuses on the balance sheets and statements of cash flows. Liquidity in the structured ABS market and funding from affiliates, including Fiat, are critical sources of capital to meet the Company's plan to finance the acquisition of additional receivables.

   Net cash provided by operating activities increased $159 million to a total of $188 million in the first nine months of 2001 as compared to the first nine months of 2000 primarily due to an increase in affiliated payables.

   Net cash used by investing activities was $965 million and $301 million for the first nine months of 2001 and 2000, respectively. Increased retail and wholesale acquisitions of $1,912 million, offset by the increase in collections of retail and wholesale receivables of $1,166 million caused the net decrease between years.

   Net cash provided by financing activities was $826 million for the first nine months of 2001, primarily due to the issuances of $1,234 million of affiliated debt, $241 million of revolving credit facilities and $173 million of short-term debt, partially offset by the repayment of $800 million of long-term debt. Net cash provided by financing activities was $235 million for the first nine months of 2000 as Case Credit received proceeds on affiliated debt of $700 million, which was offset by the repayment of $390 million of outstanding debt.

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

  Outlook

   The pressure from higher interest rates experienced in 2000 decreased with the slowdown in the economy. CNH Capital made the strategic decision to exit the commercial truck financing business and curtail other diversified financing activities in 2000, and therefore has decreased its volume of loan origination activity in its diversified business in the first nine months of 2001. The outlook for CNH's agricultural equipment and construction equipment markets is consistent with statements made by CNH in its Form 6-K filing on October 25, 2001. The financial services operations are directly impacted by the performance of CNH. For the balance of 2001, industry sales of agricultural equipment in North and Latin America are expected to remain strong, and the industry should finish the year up by about 7% over 2000 levels, while sales in Western Europe may decline by about 7%. The level of uncertainty in the general economy is expected to impact industry sales of construction equipment through the balance of the year. In North America, sales in the segments of the construction equipment industry served by CNH may be down as much as 17% in 2001, while in Western Europe the decline may be about 11%. Pressure on volumes is expected to continue through the first quarter of 2002. The success of the integration process is demonstrated by the steady growth of merger-related profit improvements. In CNH's agricultural equipment businesses, the significant share gains achieved by Case IH and New Holland and their continuing reduction in company and dealer inventory have been vitally important to CNH's success. Supply chain process improvements are allowing CNH to consistently under-produce retail demand while delivering improved levels of service to dealers and customers. In the medium term, CNH expects its supply chain initiatives to improve asset turnover and cash flow. In addition, CNH has initiated new process reengineering initiatives to improve the effectiveness of its administrative activities and its product development processes, and thereby reduce costs. For most of the year, the strength of CNH's agricultural equipment businesses compensated for the weakness across the construction equipment industry. However, increased global economic uncertainty may significantly impact the performance of CNH's construction equipment businesses. In addition, production cuts in the fourth quarter may limit the opportunities for CNH to achieve synergies in its industrial operations. As a result, CNH expects that it's net loss before restructuring for the fourth quarter of 2001 may be between $.20 and $.35 per share, compared to a loss of $.37 per share, before restructuring, in 2000.

   The information contained herein involves forward-looking statements based on what CNH considers key economic assumptions, and involves risk and uncertainties that could cause actual results to differ. Some significant factors for CNH include general economic and capital market conditions, the cyclical nature of its business, foreign currency movements, hedging practices, CNH's and its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in environmental laws, employee and labor relations, weather conditions, energy prices, real estate values, animal diseases, crop pests, harvest yields, government farm programs and consumer confidence, housing starts and construction activity, concerns pertaining to genetically modified organisms, China's delayed entry into the World Trade Organization, and fuel and fertilizer costs. Additionally, CNH's achievement of the anticipated benefits of the merger of New Holland and Case, including the realization of expected annual operating synergies, depends upon, among other things, industry volumes, as well as CNH's ability to integrate effectively the operations and employees of New Holland and Case, and to execute its multi-branding strategy. Further information concerning factors that could significantly impact expected results is included in the following sections of CNH's Annual Report on Form 20-F for 2000, as filed with the Securities and Exchange Commission: Key Information; Information on the Company; Operating and Financial Review and Prospects; Directors, Senior Management and Employees; and Financial Information. Further information concerning factors that could significantly impact expected results is also included in the following sections of the Case Credit Annual Report on Form 10-K for 2000, as filed with the Securities and Exchange Commission: Item 1 Business and Item 7 Management's Analysis of Results of Operations.

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

Date: November 14, 2001

                                 EXHIBIT INDEX

                                                          Sequential
Exhibit                                                      Page
Number               Description of Exhibit                Numbers
------  ------------------------------------------------- ----------
   12.. Computation of Ratio of Earnings to Fixed Charges