Form 10-K
period 2001-12-31
CASE CREDIT CORP
filed 2002-04-01
CIK 1005319

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

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


     Common Stock, par value $5.00 per share: 200 shares outstanding as of March 29, 2002, all of which are owned by CNH Capital Corporation.

     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I of Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.      Business ....................................................    4
Item 2.      Properties ..................................................    7
Item 3.      Legal Proceedings ...........................................    7
Item 4.      Submission of Matters to a Vote of Security Holders .........    7*

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters .........................................    8
Item 6.      Selected Financial Data .....................................    8*
Item 7.      Management's Analysis of Results of Operations ..............    8
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk ..   18
Item 8.      Financial Statements and Supplementary Data .................   19
             Index to Financial Statements of Case Credit Corporation and
             Consolidated Subsidiaries ...................................   19
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure ....................................   44

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant ..........   45*
Item 11.     Executive Compensation ......................................   45*
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management ..................................................   45*
Item 13.     Certain Relationships and Related Transactions ..............   45*

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 6-K ....................................................   45
             Financial Statements Included in Item 8 .....................   45
             Index to Financial Statements and Schedule Included in
             Item 14 .....................................................   45
             Schedules Omitted as Not Required or Inapplicable ...........   45
             Exhibits. ...................................................   45
             Reports on Form 6-K .........................................   46

* No response to this item is included herein for the reason that it is inapplicable, is not required pursuant to General Instruction I of Form 10-K, or the answer to such item is negative.

                                     * * * *

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     The information included in this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained or incorporated by reference in this report, including statements regarding our competitive strengths, business strategy, future financial position, budgets, projected costs and plans and objectives of management, are forward-looking statements. These statements may include terminology such as "may," "will," "expect," "should," "intend," "estimate," "anticipate," "believe," "continue," or similar terminology.

     Case Credit's outlook is predominantly based on its interpretation of what it considers key economic assumptions and involves risks and uncertainties that could cause actual results to differ. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for Case Credit include general economic and capital market conditions, the cyclical nature of its business, foreign currency exchange rate movements, its hedging practices, Case Credit's and its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in environmental laws, employee and labor relations, energy prices, real estate values, animal diseases, crop pests, harvest yields, government farm programs and consumer confidence, housing starts and construction activity, concerns related to modified organisms and fuel and fertilizer costs. Additionally, CNH Global N.V.'s achievement of the anticipated benefits of the merger of New Holland and Case, including the realization of expected annual operating synergies, depends upon, among other things, industry volumes as well as its ability to integrate effectively the operations and employees of New Holland and Case, and to execute its multi-branding strategy.

     Case Credit can give no assurance that the expectations reflected in its forward-looking statements will prove to be correct. The actual results could differ materially from those anticipated in these forward-looking statements. All written and oral forward-looking statements attributable to Case Credit are expressly qualified in their entirety by the factors disclosed that could cause the actual results to differ materially from management's expectations. Case Credit undertakes no obligation to update or revise publicly any forward-looking statements.

                                     PART I.

Item 1. Business.

General

     Case Credit Corporation is a wholly owned subsidiary of CNH Capital Corporation ("CNH Capital"). CNH Capital, a wholly owned subsidiary of Case Corporation ("Case"), provides broad-based financial services for the global marketplace. Case Corporation is a wholly owned subsidiary of CNH Global N.V. ("CNH"). Through Fiat Netherlands Holding N.V. ("Fiat Netherlands Holding"), formerly New Holland Holdings N.V., Fiat S.p.A. ("Fiat") owns approximately 84.6% of CNH's outstanding common shares.

     Case Credit Corporation, its wholly owned operating subsidiaries, including Case Credit Ltd. (Canada) and Case Credit Australia Pty Ltd, and Case Credit Corporation's joint ventures, Case Credit Europe S.A.S. and UzCaseagroleasing (collectively, "Case Credit" or the "Company") provide broad-based financial services for various customers located primarily in the United States, Canada, Australia and Europe. To support Case's sales of agricultural and construction equipment products, Case Credit offers retail financing to end-use customers and wholesale financing to Case equipment dealers. Wholesale financing consists primarily of dealer floorplan financing and allows dealers the ability to maintain a representative inventory of products. In addition, Case Credit provides financing to dealers for equipment used in dealer owned rental yards. Case Credit provides and administers retail financing, primarily retail installment sales contracts and finance leases, to end-use customers for the purchase or lease of new and used Case and other agricultural and construction equipment sold through Case dealers and distributors. In addition, Case Credit purchases equipment from dealers that is leased to retail customers under operating lease agreements. In North America, customers use Case Credit's private-label credit card to purchase parts, service, rentals, implements and attachments from Case dealers. Case Credit also finances a variety of insurance and other products for end-users and dealers in conjunction with the purchase of new and used equipment.

     In the past, Case Credit provided financing options to dealers and non-captive third parties to finance inventory, working capital, real estate acquisitions, construction and remodeling, business acquisitions, dealer systems and service and maintenance equipment. Case Credit also offered a broad range of retail and wholesale financing products, including equipment and commercial loans and leases for non - CNH North American manufacturers' products, dealers, distributors and their customers. During the fourth quarter of 2000, Case Credit decreased its volume of loan origination activity in this diversified business and made the strategic decision to exit certain diversified financing activities. In the fourth quarter of 2001, Case Credit completed its transformation into a financial services company dedicated solely to the support of CNH dealers and customers across all its brands by exiting the commercial lending business, ending retail financing activities outside its own dealer networks, and reorganizing its European businesses to better support CNH's customers and dealers.

     Case Credit competes primarily with banks, finance companies and other financial institutions. Typically, this competition is based upon customer service and finance rates charged. Long-term profitability is largely dependent on the cyclical nature of the agricultural and construction equipment industries and on prevailing interest rates.

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

     Case Credit obtains funding for its operations from a variety of sources including the sale of receivables in asset-backed securitization ("ABS") transactions, affiliated debt, bank credit facilities, earnings retained in the business when available, and advances and equity capital from Case. Case Credit sells substantial amounts of retail receivables in ABS transactions that typically involve the sale of a pool of retail installment sales contracts. Case Credit remains as servicer of these receivables, for which it is paid a servicing fee. Case Credit also uses a privately structured off-balance sheet vehicle on a revolving basis to fund a significant portion of its United States wholesale receivables.

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

     In 2001, Case's sales of farm and construction equipment represented 90% of total revenues, and financing operations accounted for 10% of total revenues. In 2001, Case's sales of farm equipment represented 64% of revenues from equipment sales, and sales of construction equipment represented 36% of revenues from equipment sales.

Relationship with Case, CNH, and Fiat

     Case, CNH, Fiat and their subsidiaries provide the Company with operational and financial support. This support is integral to the conduct of Case Credit's business.

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

Special Marketing Programs

     In conjunction with Case and Case dealers, Case Credit periodically offers below-market interest rate, including waived interest rate, financing to customers as part of its marketing strategy. When Case Credit acquires retail installment sales contracts and finance leases subject to below-market interest rate financing, Case compensates Case Credit for the difference between market interest rates and the amounts received by Case Credit from customers. Case Credit refers to these amounts, collectively, as "financing subsidies." Case Credit receives payment from Case for the present value of the difference between the market rate and the customer rate. Case Credit recognizes financing subsidies as income over the term of the related financing contracts. If Case Credit subsequently sells any of these contracts, Case Credit recognizes the related financing subsidy on that contract as part of the gain on retail and wholesale notes sold.

Dividends

     Case Credit did not pay dividends in 2001, 2000, or 1999.

Support Agreement

     Case Credit and Case entered into a Support Agreement as of January 10, 1996. The Support Agreement provides, among other things, that Case will remain, directly or indirectly, the sole owner of all of the voting stock of Case Credit. The Support Agreement also provides that Case will make quarterly payments to Case Credit to the extent necessary to ensure that Case Credit's consolidated pre-tax earnings available for fixed charges plus payments received from Case under the support agreement equal at least 1.10 times Case Credit's fixed charges in all periods composed of four consecutive fiscal quarters. The Support Agreement does not provide for any direct or indirect guarantee by Case of any indebtedness, liability or other obligation of Case Credit. Either Case or Case Credit may modify or amend the Support Agreement, and the parties may also terminate the Support Agreement upon 30 days' prior written notice. The Support Agreement further provides that the parties must send a copy of any modification, amendment or notice of termination to Moody's Investors Service, Inc., Standard & Poor's Ratings Group, and any other nationally recognized statistical rating organizations then rating the debt of Case Credit. Any such amendment or termination will become effective if:

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

     The calculation of pre-tax earnings available for fixed charges under the Support Agreement differs from the calculation of the ratio of earnings to fixed charges mandated under the rules and regulations of the Securities and Exchange Commission. Under the Support Agreement, the definition of "earnings" is before the deduction for depreciation and includes all cash, extraordinary, non-recurring items of income or expense (other than cash debt defeasance costs). Under the Securities and Exchange Commission's rules and regulations, the definition of "earnings" does not include these items. Prior to the third quarter of 2001, Case had not been required to make any payment to meet its commitments under the Support Agreement. However, in the fourth quarter of 2001, Case remitted $21 million to ensure that the ratio was met for the four consecutive fiscal quarters through September 30, 2001, due primarily to the timing of retail securitization transactions in 2001 and 2000. The calculated ratio of earnings to fixed charges for the four consecutive fiscal quarters ended December 31, 2001 was 1.23. For this period, Case Credit had earnings in excess of the 1.10 earnings to fixed charges required under the Support Agreement of $26 million, which consisted of $5 million of operating earnings and the $21 million payment received from Case under the Support Agreement in the fourth quarter of 2001.

Item 2. Properties.

     Case Credit does not own any real estate. Its principal executive offices are located in a leased facility at 233 Lake Avenue, Racine, WI 53403.

     As of December 31, 2001, Case Credit had additional offices in or near Memphis, Tennessee; Dallas, Texas; Minneapolis, Minnesota; Lake Forest, Illinois; Toronto, Ontario; Tashkent, Uzbekistan; New Holland, Pennsylvania; Calgary, Alberta; and St. Mary's, Australia.

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

                                    Part II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

     As of December 31, 2001, all of the Company's common stock was owned by CNH Capital and was not publicly traded. CNH Capital is a wholly owned subsidiary of Case Corporation. Case Corporation is a wholly owned subsidiary of CNH Global N.V. Through Fiat Netherlands Holding N.V., formerly New Holland Holdings N.V., Fiat owns approximately 84.6% of CNH's outstanding common shares.

     The Company did not pay dividends in 2001, 2000, or 1999.

Item 6. Selected Financial Data.

     Information for Item 6 is not required pursuant to General Instruction I(2) of Form 10-K.

Item 7. Management's Analysis of Results of Operations.

     The following discussion and analysis provides information that management believes to be relevant to an understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

Significant Accounting Policies

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. Case Credit believes that the most significant accounting policies, which are those that require management's most difficult, subjective and complex judgments, are as follows:

   Allowance for Credit Losses

     The wholesale and retail note receivables have significant concentration of credit risk in the agricultural and construction equipment industry and are subject to potential credit losses. As the vast majority of the Company's receivables are retail financing, which consist of large groups of homogeneous contracts, the allowance for credit losses is generally established during the period in which receivables are acquired and maintained at a level deemed appropriate by management based on historical and other factors that affect collectibility. Such factors include the historical trends of repossessions, credit losses and recoveries; the careful monitoring of portfolio credit quality; and current and projected economic and market conditions. Non-retail receivables are evaluated based on these same criteria and an allowance for credit losses is established for the difference between the investment in the receivable and the anticipated proceeds from disposition of the receivable's collateral when these factors indicate that collection is not probable. The evaluation of these factors involves complex, subjective judgments. Thus, changes in these factors may significantly impact the Consolidated Financial Statements. Case Credit believes that the allowance for credit losses is adequate; however, changes in the customer's financial condition resulting in an impairment of the customer's ability to make payments or changes in economic circumstances, could result in additional changes to the allowance for credit losses. See Note 2, "Summary of Significant Accounting Policies" and Note 4, "Receivables" in the Notes to Financial Statements.

Investments in Operating Leases

     Investments in the residual values of the Company's leasing portfolio represent an estimate of the values of the assets at the end of the lease contract and are initially recorded based on historical evidence of equipment values adjusted for known, current market conditions. Realization of the residual values is dependent on the Company's future ability to market the equipment under prevailing market conditions, which include the strength of the agricultural and construction equipment industries and the volume of used equipment available in the market. Although realization is not assured, management believes that the estimated residual values are realizable. Case Credit continually evaluates whether events and circumstances have occurred which impact the estimated residual values of equipment on operating leases. If a decline in estimated residual values is not expected to be recoverable, the investment in the equipment is adjusted for the difference between the carrying value of the equipment and the present value of the equipment's expected future cash flows including the estimated residual value. In addition, the Company actively manages the remarketing of off-lease equipment to maximize the realization of the recorded residuals. Changes in market conditions underlying the estimate used to record the initial value of the residuals or the existence of other external factors impacting the Company's future ability to market the vehicles under then prevailing market conditions may significantly impact the realization of residual values. See Note 2, "Summary of Significant Accounting Policies" and Note 6, "Equipment on Operating Leases" in the Notes to Financial Statements.

   Securitization Accounting

     The Company sells receivables, through the use of consolidated special purpose entities, to limited purpose business trusts, and other privately structured facilities, which then issue asset-backed securities to private or public investors. These transactions are recorded as sales and the assets of the trusts and other facilities are not consolidated in the Company's financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities-A Replacement of FASB Statement 125" ("SFAS 140") and other applicable accounting principles generally accepted in the United States. In conjunction with these sales, the Company retains certain interests in the sold receivables including interest-only strips, cash reserve accounts, subordinated tranches of the public securities issued and rights to service the sold receivables.

     Gains or losses on sales of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. The Company estimates fair values based on the present value of their future expected cash flows using key assumptions. The key assumptions used in the present value calculations are credit loss, prepayment and interest rates. These assumptions represent management's best estimates of these rates based on historical information adjusted for current market conditions.

     The Company also monitors the fair value of its retained interests outstanding each period by discounting their expected future cash flows based on similar assumptions. The fair value is compared to the carrying value of the retained interest and any excess of carrying value over fair value results in an adjustment to the asset with a corresponding offset to earnings when they are deemed to be other than temporary.

     The selection of assumptions involves complex, subjective judgments which, when changed, may significantly impact the financial statements. The selection of different assumptions used in estimating fair value or the impact of changes in economic circumstances could result in declines in fair value to the retained interests in securitizations. For further information please see Note 2,"Summary of Significant Accounting Policies" and Note 4, "Receivables" in the Notes to Financial Statements.

Presentation and Results of Operations

     On November 12, 1999, New Holland N.V. acquired Case for $4.6 billion in cash, including related costs and expenses. Of the total purchase price, $674 million was allocated to Case Credit. This acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of Case Credit based upon their respective estimated fair values, including identifiable intangibles, with the remainder allocated to goodwill. The allocation of the purchase price resulted in goodwill of approximately $129 million, which was amortized on a straight-line basis over 20 years through the end of 2001. Effective with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill will no longer be amortized. Please see "New Accounting Pronouncements" for additional discussion on the impact of the adoption of this standard. For detailed discussion of the effects of purchase accounting on other balance sheet categories, see Note 3, "Merger" in the Notes to Financial Statements. The effects of adjustments, other than goodwill, are amortized in the Consolidated Statements of Income over periods of one to eight years.

     In conjunction with the merger, CNH Capital's management assessed and formulated a plan to integrate the operations of the Case and New Holland finance businesses at the time that the original purchase price allocation was made in 1999. In October 2000 the Company finalized the merger integration plan and recorded approximately $1 million of restructuring liabilities related to the Case Credit business, resulting in additional goodwill. The merger integration plan took into consideration the elimination of duplicate capacity and opportunities to create other synergies. As part of its merger integration plan, CNH Capital closed Case Credit's Columbus, Ohio, and Lincolnshire, Illinois, facilities. The execution of these integration plans was completed in 2001.

Related Party Transactions

     During 2000, Case Credit acquired Case Wholesale Receivable Inc. ("CWRI") from Case for its net book value of $175 million. CWRI's purpose is to acquire selected wholesale receivables from Case. This acquisition was done to be consistent with New Holland Credit Company's (the financial services business of New Holland) practice of consolidating U.S. wholesale receivables within the financial services company. Additionally, the financial services support for Case's Latin American equipment sales was shifted to New Holland Credit Company's operations in that region of the world.

     In conjunction with the below-market interest rate marketing programs offered by Case, Case Credit receives payments from Case equal to the present value of the difference between the market rate and the customer rate. Case Credit recognizes financing subsidies as income over the term of the related financing contracts. If Case Credit subsequently sells any of these contracts, Case Credit recognizes the related financing subsidy on that contract as part of the gain on retail and wholesale notes sold.

     The Company reimburses Case for administrative expenses related to employees who perform specific functions for Case Credit. Such charges are included in "Administrative and operating expenses" in the accompanying Consolidated Statements of Income. Management believes that these charges reasonably reflect the actual costs of services provided.

     As part of CNH's ongoing funding and asset-backed securitization strategy, Case Credit regularly purchases recently originated receivables from New Holland Credit Company. The receivables are purchased at a slight premium to book value, which management believes approximates fair market compensation as the receivables are generally purchased within a month of origination. In addition, the Company regularly purchases wholesale receivables from Case. Through December 31, 2001, the wholesale receivables were purchased at a discount from book value. As most of these wholesale receivables bear no interest for periods of up to 12 months, the discount was based on the present value of the difference between a market rate of interest and the payments received from the dealers. Case Credit recognizes this discount as income over the interest free period of the related wholesale receivables. Additionally, these receivables are discounted for potential credit losses and this portion of the discount is recorded as a transfer into Case Credit's allowance for credit losses. Effective January 1, 2002, the Company eliminated the discount for the interest free period and began billing Case monthly for the difference between a market rate of interest and the payments received from the dealers.

2001 Compared to 2000

     Case Credit reported a net loss of $25 million in 2001, an increase of $17 million from the net loss of $8 million reported in 2000. The results for 2001 suffered primarily from additional impairment recognized on retained interests from previously securitized receivables, which increased $51 million to $76 million in 2001. This increase was driven by the continued elevation in the credit losses recognized on sold notes in excess of historically experienced levels and a corresponding increase in the assumption used to estimate future credit losses. Offsetting the impact of the additional impairment recognized was a $32 million or 14% reduction in interest expense to $197 million due to a 21% decrease in the average leveraged cost of funds year over year offset by a slight increase in the average amount of outstanding debt.

     Revenues totaled $473 million in 2001, up $6 million from the $467 million reported a year ago. Revenues increased primarily due to a 20% increase in securitization related revenues to $133 million from $111 million in the prior year. This increase was principally related to a $31 million increase in gains recorded on securitization transactions. The average gain percentage on retail asset-backed securitization transactions increased approximately 180 basis points due to the falling interest rate environment of 2001. Offsetting the increased transaction gains was a $9 million decrease in servicing and related income due primarily to a lower average managed receivables balance compared with the prior year. Finance and interest income earned on retail and wholesale receivables decreased $12 million in 2001 to $203 million due principally to a 108 basis point decrease in the average yield offset by a 11% increase in the average receivable balance outstanding. Rental income from operating leases decreased $5 million mostly due to lower interest rates as the average portfolio balance was basically unchanged.

     Interest expense totaled $197 million in 2001, compared with $229 million in 2000. This decrease was primarily due to the impact of the reduction in the average leveraged cost of funds from all borrowings of 124 basis points from 5.83% in 2000 to 4.59% in 2001, partially offset by the impact of a 9% increase in average debt levels.

     Operating and administrative expenses, including fees charged by Case, increased 5% from $59 million in 2000 to $62 million in 2001. Depreciation of equipment on operating leases decreased $4 million to $65 million in 2001, compared to $69 million in 2000 as a result of a slight increase in the average remaining life of the portfolio during 2001.

     The provision for credit losses was $109 million in 2001, compared with $101 million in 2000. Total realized credit losses on retail and wholesale receivables, net of recoveries, were $83 million during 2001, compared with $72 million in 2000. The increase in crdit losses from 2000 was chiefly related to an increase in credit losses in the non-Case dealer originated trucking and construction equipment portfolios partially offset by reduced credit losses in the core Case dealer originated portfolios. The Company ceased originating trucking industry receivables through non-Case dealers in the fourth quarter of 2000 and ceased originating any receivables through non-Case dealers in the first quarter of 2002.

     As previously mentioned, the impairment recognized on retained interests from previously securitized receivables increased $51 million to $76 million in 2001. This increase was driven by the continued elevation in the credit losses realized on sold notes in excess of historically experienced levels and the increase in the average assumptions used to estimate future credit losses from 0.60% and 0.55% to 1.48% and 1.10% annually for the United States and Canadian portfolios, respectively.

Originations and Serviced Portfolio

     As of December 31, 2001, Case Credit's serviced portfolio decreased 7% from year end 2000 to $6.5 billion. Net receivables originated in 2001 were $2.4 billion versus $2.7 billion in 2000 primarily due to the reduction in non-core industry originations through non-Case dealers. Case Credit's portfolio's credit losses increased to $135 million in 2001 as compared to $128 million in 2000. This increase is attributable to a proliferation in credit losses in the non-Case dealer originated trucking and construction equipment portfolios, partially offset by a decrease in credit losses in the core Case dealer originated portfolio. The Company ceased originating trucking industry receivables through non-Case dealers in the fourth quarter of 2000 and ceased originating any receivables through non-Case dealers in the first quarter of 2002.

     During 2001, Case Credit sold $73 million of retail notes in connection with a prefunded 2000 securitization and $2.1 billion of retail notes in connection with 2001 securitizations. Of the $2.2 billion of retail receivables sold during 2001, Case Credit originated $1.3 billion, and New Holland Credit Company and New Holland (Canada) Credit Company, wholly owned subsidiaries of CNH, together originated $0.9 billion. During 2000, Case Credit sold $2,621 million of retail notes in connection with securitization transactions. Of the $2,621 million of retail receivables sold, Case Credit originated $1,595 million, and New Holland Credit Company and New Holland (Canada) Credit Company, wholly owned subsidiaries of CNH, together originated $1,026 million. The proceeds from the sale of retail notes during 2001 and 2000 were used to repay outstanding debt and to finance the purchase of additional receivables.

Liquidity and Capital Resources

     The discussion of liquidity and capital resources focuses on the balance sheets, statements of cash flows and off-balance sheet financing. Whenever necessary, funds from operating activities are supplemented from external sources. Liquidity in the structured ABS market and funding from asset-backed commercial paper facilities, banks and affiliates, including Fiat, are critical sources of capital to meet the Company's plan to finance the acquisition of additional receivables. During 2001, the Company increased its proportionate level of ABS activity and borrowed from its CNH affiliates to repay maturing debt and finance new receivables.

Net Indebtedness

     Case Credit's consolidated net indebtedness, defined as short- and long-term borrowings less cash and cash equivalents, is as follows (in millions):

                                                                     At December 31,
                                                                  2001           2000
                                                                  ----           ----
     Short-term borrowings                                     $   577        $   389
     Long term-borrowings, including current maturities            467          1,437
     Affiliated borrowings                                       1,990          1,170
     Cash and cash equivalents                                     (69)           (38)
                                                               -----------    ---------
     Net indebtedness                                          $ 2,965        $ 2,958
                                                               ===========    =========

     The year-over-year increase in total net indebtedness at December 31, 2001 was mainly due the excess of the net cash requirement for acquisitions of new receivables and equipment for operating leases over the excess of cash provided from operating activities. The increase in the Company's affiliated borrowings at December 31, 2001 primarily reflects the refinancing of maturing long-term debt.

Cash Flow from Operating Activities

     Net cash provided by operating activities decreased $112 million to $34 million in 2001 as compared to $146 million in 2000. The decrease was primarily due to an increase in working capital requirements and an increase in current tax provision, partially offset by the impact of an improvement in net interest margin.

Cash Flow from Investing Activities

     Net cash used by investing activities was $54 million and $74 million for 2001 and 2000, respectively. The decrease was primarily attributable to a net decrease in investments and other assets as a result of the return of a portion of investment in long-term certificates of deposits and a decrease in the net investment made in equipment on operating leases. This was offset by a net increase in cash expended on wholesale and retail receivable acquisitions in excess of collections and sales proceeds.

Cash Flow from Financing Activities

     Net cash provided by financing activities increased by $152 million in 2001, primarily due to an increase in the use of revolving credit facilities and a small capital contribution from Case, offset by a decrease in proceeds from the issuance of affiliated debt and other long-term debt and an increase in repayments of long-term debt, which matured in 2001.

Off-Balance Sheet Financing

   Retail

     The Company securitizes and transfers financial assets, using financial asset securitization procedures, as an alternative funding source to borrowing. Securitization of assets allows the Company to diversify funding sources in an attempt to lower its overall cost of funds. Termination of the activities described below would reduce the number of funding resources currently available to the Company for funding its finance activities. Any such reduction of funding sources would create a risk of increasing the Company's cost of funds and reducing its profit margins.

     The Company's finance receivables asset securitization program is further described in Note 2, "Summary of Significant Accounting Policies" and Note 4, "Receivables" of the Notes to Financial Statements. In the program, retail finance receivables are sold to limited purpose bankruptcy-remote subsidiaries of the Company. In turn, these subsidiaries establish separate trusts to which they transfer the receivables in exchange for the proceeds from asset-backed securities issued by the trusts. The trusts' activities are limited to acquiring the receivables, issuing asset-backed securities and making payments on the securities. At December 31, 2001, $3.4 billion and $0.4 billion of asset-backed securities issued to investors out of U.S. and Canadian trusts, respectively, were still outstanding with weighted average remaining maturities of 17 months and 16 months, respectively.

     Due to the nature of the assets held by the trusts and the limited nature of each trust's activities, they are each classified as a qualifying special purpose entity ("QSPE") under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In accordance with SFAS No. 140, assets and liabilities of the QSPEs are not consolidated in the Company's Consolidated Balance Sheets.

     The Company agrees to service the receivables transferred to the QSPEs for a fee and earns other related ongoing income customary with the programs and in accordance with generally accepted accounting principles. The Company also may retain all or a portion of senior and subordinated interests in the QSPEs; these interests are reported as assets in the Company's Consolidated Balance Sheets. The amount of the fees earned and the levels of retained interests that the Company maintains are quantified and described in Note 4, "Receivables" of the Notes to Financial Statements.

     No recourse provisions exist that allow holders of the QSPEs' asset-backed securities to put those securities back to the Company. Moreover, the Company does not guarantee any securities issued by the QSPEs. The Company's exposure related to these QSPEs is limited to the cash deposits held for the benefit of the QSPEs' investors and the retained interests in the QSPEs, all of which are reported in the Company's Consolidated Balance Sheets. The retained interests are subject to similar prepayment and credit loss risks as the ownership of the underlying receivables sold to the trusts. The QSPEs have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise of a cleanup-call option by the Company, in its role as Servicer, when the servicing of the sold contracts becomes burdensome. The QSPEs do not own stock of the Company or any of its affiliates.

Wholesale

     Case Credit uses a privately structured off-balance sheet vehicle on a revolving basis to fund a significant portion of its wholesale receivables. This facility consisted of a 364-day, $475 million multi-purchaser facility that is renewable annually at the sole discretion of the purchasers. This facility was renewed for four months on June 28, 2001 for $405 million, extended another month on October 29, 2001 for $375 million, and through a series of amendments, was further extended until March 6, 2002 for $400 million. Effective March 6, 2002, this facility was amended as a 364-day, $450 million co-purchase facility that is renewable annually (in March) at the sole discretion of the purchasers. Failure of the committed facility providers to renew their commitments would require Case Credit to find alternative financing sources for these receivables.

Credit Agreement

     On July 27, 2000, the Company, together with Fiat, CNH, Fiat Finance and Trade Ltd. S.A., New Holland Credit Company LLC and Case, as co-borrowers, entered into a $2.0 billion five-year Credit Agreement with Chase Manhattan International Limited, as Facility Agent and Euro Swing-line Agent, The Chase Manhattan Bank, as US Swing-line Agent, and ABN Amro Bank N.V., Banca Intesa S.p.A. and Chase Manhattan plc, as Arrangers, on behalf of additional banks. This new Credit Agreement replaces the Case Credit Corporation $1.2 billion Revolving Credit and Guarantee Agreement dated August 23, 1996 with Chase Manhattan Bank, as administrative agent. Case Credit's borrowing availability under this facility is limited by the borrowings of the co-borrowers and the commitment of $0.2 billion of the availability solely to Fiat. Total availability to the co-borrowers, excluding the component committed to Fiat was $1.8 billion as of December 31, 2001 and 2000.

Future Liquidity and Capital Resources

     As previously mentioned, the Company's ability to originate new receivables and operating results are dependent on its access to the capital markets at a reasonable cost of capital. The Company's access is dependent on its stand-alone credit rating as well as that of its direct and indirect parents, Case, CNH and Fiat. Adverse ratings actions can materially impact the Company's access to funding. In April 2001, Standard & Poor's downgraded the long-term corporate credit ratings of CNH, Case and Case Credit and related entities to BB from BBB-and also lowered the short-term debt ratings of such entities to B, with a negative outlook. At the same time, Moody's downgraded Fiat's long-term debt rating from A3 to Baa2 as well as lowered its long-term and short-term debt ratings of Case and Case Credit to Ba2 and NP from Baa3 and P-3, respectively, also with a negative outlook. In addition, in June 2001, Standard & Poor's downgraded Fiat's short-term rating from A-2 to A-3. The impact of these ratings downgrades on Case Credit's short-term funding was to preclude access to the commercial paper market through the Company's programs. In view of these rating agency actions, Case Credit has decided to access the asset-backed commercial paper markets in various countries in which the Company operates as a core source of funding for its operations.

     In February 2002, Moody's announced that it was reviewing the long-term debt rating of Ba2 for Case and Case Credit, as well as Fiat's Baa2 long-term and P-2 short term debt ratings for possible downgrade. Further ratings downgrades of either the Company's, its parents' or Fiat's debt could adversely affect their ability to access the capital markets or borrow funds at similar rates. An aggregate of approximately $200 million of Case Credit's off balance sheet financing and indebtedness is subject to ratings triggers which will require the Company, in the event of a ratings downgrade of Fiat's debt to certain levels, to terminate the sale of receivables into the facility. Since the beginning of 2002, CNH has been able to restructure one other facility and link the ratings trigger to an increase in the level of the collateral, instead of the termination of the facility. CNH intends to restructure the remaining agreements; however, CNH cannot ensure its efforts will be successful.

     Case Credit relies upon loan agreements, commercial paper, lines of credit and liquidity facilities to support its financing needs. A significant portion of the Company's financing has historically come directly or indirectly from Fiat and Fiat affiliates. The Company maintains sufficient committed lines of credit and asset-backed commercial paper facilities to cover its expected funding needs on a short-term basis. The Company manages its aggregate short-term borrowings so as not to exceed its availability under its committed lines of credit including those lines from affiliates. The Company accesses short-term debt markets, predominantly through asset-backed commercial paper issuances, bank credit facilities, and loans from affiliates to fund its short-term financing requirements and to ensure liquidity. As funding needs are determined to be of a longer-term nature, the Company accesses the term ABS markets to refinance short-term borrowings and, thus, replenish its short-term liquidity. The Company's long-term financing strategy is to maintain continuous access to the United States and Canadian asset-backed securities and bank debt markets to accommodate its liquidity needs. In addition, the Company gained access to the Australian market for asset-backed commercial paper facilities in 2001.

Loan Agreements

     The Company established medium-term note programs prior to 2000. As of December 31, 2001, Case Credit has remaining availability of $425 million in medium-term notes issuable pursuant to an $800 million U.S. shelf registration statement; $266 million of medium-term notes issuable under a $470 million Canadian program; and $179 million of medium-term notes issuable under a $306 million Australian program. Future use of these programs will be limited as a result of the Company's long-term credit rating.

Lines of Credit and Credit Facilities

     At December 31, 2001, the Company had approximately $1.2 billion available of the $2.0 billion total lines of credit. These lines of credit included $428 million of credit facilities with Fiat or Fiat affiliates that mature in 2003 and of which $154 million had been utilized. The Company had available $139 million of credit facilities and uncommitted lines from third parties on which $128 million had been drawn. The Company had $941 million of availability within its $1.4 billion asset-backed commercial paper facility as shown below. The $463 million of utilization on the asset-backed commercial paper facilities includes $14 million of utilization by New Holland Credit Australia Pty. Borrowings under the revolving credit facilities bear interest at (1) EURIBOR plus an applicable margin, (2) LIBOR, plus an applicable margin, or (3) banker's bills of acceptance rates, plus an applicable margin. Borrowings against commercial paper and asset-backed commercial paper liquidity facilities bear interest at prevailing commercial paper rates. The weighted-average interest rate on consolidated short-term borrowings at December 31, 2001, was 3.26%.

Asset-Backed Commercial Paper

                                                         (in millions)
                                                       December 31, 2001
                                                -----------------------------
                                                Program Size     Availability
                                                ------------     ------------
   United States (expiring in January 2003)        $1,200            $941
   Australia (expiring in 2008)                       204              --
                                                   ------            ----
   Total asset-backed commercial paper             $1,404            $941
                                                   ======            ====

Liquidity Facilities

     The Company has a securitization program through which it may sell, on a revolving basis, wholesale receivables generated in the United States. Under this facility, following its March 6, 2002 amendment, the maximum amount of proceeds that can be accessed at one time is $450 million, subject to change based on the level of eligible wholesale receivables. Case Credit expects to sell additional pools of receivables in the future.

Other Funding Sources

     The Company also maintains access to the asset-backed term market in the United States and Canada. In the United States, the Company executed asset-backed securitization transactions of $900 million and $1.0 billion in May and December 2001, respectively. In November 2001, the Company executed an asset-backed securitization transaction in Canada in the amount of C$278 million. The asset-backed securities issued are backed by retail receivable contracts, secured by liens against agricultural and construction equipment and originated through CNH dealerships. The Company applied the proceeds from the securitizations to repay outstanding debt.

     In March 2002, the Company executed a $1.0 billion asset-backed securitization transaction. The asset-backed securities issued are backed by retail receivable contracts, secured by liens against agricultural and construction equipment and originated through CNH dealerships. The transaction closed on March 28, 2002.

     Case Credit intends to continue its financing activity in the United States and Canadian asset-backed term markets and to enter the asset-backed term market in Australia in 2002.

     The Company maintains sufficient committed lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. Case Credit manages its aggregate short-term borrowings so as not to exceed availability under its committed lines of credit. The Company accesses capital and banking markets, predominantly through asset-backed commercial paper issuances and committed and uncommitted credit facilities, to fund its short-term financing requirements and to ensure near-term liquidity. As funding needs are determined to be of a longer-term nature, the Company accesses medium- and long-term debt, as appropriate, to refinance short-term borrowings and replenish the short-term liquidity.

     In managing future liquidity requirements, the Company expects to pursue a financing strategy that includes:

    o consolidating existing bank credit arrangements and other borrowing facilities available, developing common standards for borrowing terms and conditions;
    o maintaining a relationship with Fiat, including credit support when appropriate;
    o maintaining continuous access to a variety of financing sources, including U.S. and international capital markets and commercial bank lines; and
    o funding receivables originations with a combination of financing and receivables securitizations.

     The outstanding debt with Fiat and its affiliates, including other companies wholly owned by CNH, was approximately 66% and 39% of the total debt at December 31, 2001 and 2000, respectively. In 2001, Case Credit paid a guarantee fee of between 0.0625% per annum and 0.125% per annum on the average amount outstanding under facilities guaranteed by Fiat. Fiat has agreed to maintain its existing treasury and debt financing arrangements with CNH for as long as it maintains control of CNH and, in any event, at least until December 31, 2004. After that time, Fiat has committed that it will not terminate CNH's access to these financing arrangements without affording CNH an appropriate time period to develop suitable substitutes.

Outlook

     The outlook for CNH's agricultural equipment and construction equipment markets is consistent with statements made by CNH in its Form F-3 filing on March 27, 2002. The financial services operations are directly impacted by the performance of CNH. In the fourth quarter of 2001, the Company completed its transformation into a financial services company dedicated solely to the support of CNH dealers and customers across all its brands. In the final phase of the transition, begun in the first quarter of 2001, Case Credit exited the commercial lending business, ended retail financing activities outside its own dealer networks, and reorganized its European businesses to better support the Company's customers and dealers.

Outlook for the First Quarter 2002

     For the first quarter of 2002, CNH expects revenues to improve, as its agricultural equipment business continues to grow, and the newly acquired Kobelco operations begin to contribute incremental revenue in North America. CNH will cut production and wholesales of construction equipment by over 25% compared to the first quarter of 2001, resulting in lower dealer and company inventory levels. CNH expects that there will be pressure on margins, due to mix and capacity under-utilization. On a pre-tax basis, earnings in the first quarter will be negatively impacted by approximately $17 million of increased employee benefit and pension costs. As a result, CNH expects to report a loss for the quarter of between $0.20 and $0.30 per share, before restructuring and without goodwill amortization. This compares to a loss per share of $0.17 in the first quarter of 2001, before restructuring and goodwill.

Outlook for the Full Year 2002

     While the pressure on margins will likely continue into the second quarter, CNH believes that the growing strength of the global agricultural business, along with possible second-half improvements in the construction equipment industry, will contribute significantly to the bottom line in the second half of the year. Based on the progress achieved in the accelerated profit improvement actions during the second half of 2001, CNH now expects to achieve most of the remaining $170 million in merger-related profit improvements in 2002, bringing CNH to the $600 million target ahead of schedule.

     Overall, and for the third year in a row, CNH expects to record an improved bottom line performance in spite of weakness in the agricultural equipment industry and a declining market for construction equipment. Under the current market scenario, CNH anticipates achieving a considerable improvement in the industrial operating margin for the year. With significant improvement anticipated in Financial Services' contribution to the bottom line, and lower interest rates compared to 2001, as well as the favorable impact on interest expense due to the reduction in debt attributable to the public offering and Fiat debt exchange contemplated in its Form F-3 filed on March 27, 2002, CNH expects to reduce the net loss substantially in 2002, before restructuring and without goodwill amortization.

     Through the supply chain initiatives, as well as the reengineering of other processes, CNH believes that significant reductions in working capital may be achieved during 2002. Specifically, inventories are targeted for a reduction of $300 million, year-over-year, mostly in construction equipment inventories. CNH expects to reduce the dealer inventories of agricultural equipment, already well below industry averages, on a selective basis.

New Accounting Pronouncements

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

     In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125". SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted the disclosure provisions related to the securitization of financial assets on December 31, 2000. All remaining provisions were adopted in the second quarter of 2001. This adoption did not have a material impact on the Company.

     In January 2001, the Emerging Issues Task Force issued EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." According to this pronouncement, the Company must recognize cash flows in excess of the initial investment's carrying value as interest income using the effective yield method. Beneficial interests must be measured at fair value with other than temporary impairments being recorded in income. The Company adopted this pronouncement on April 1, 2001 and the adoption of this pronouncement did not have a significant impact on the financial position or result of operations of the Company.

     In June 2001, the FASB issued SFAS 141, "Business Combinations". SFAS 141 is effective for all business combinations initiated subsequent to June 30, 2001 and for all business combinations accounted for under the purchase method for which the acquisition date is July 1, 2001 or thereafter. SFAS 141 requires all business combinations to be accounted for using the purchase method and requires that intangible assets be identified separately from goodwill in the allocation of the purchase price in a business combination if they constitute either a legal or contractual right or if they are separable from other assets acquired. Consequently, this statement will only impact future business combinations the Company initiates.

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that, effective January 1, 2002, existing goodwill and intangible assets with indefinite lives are no longer subject to amortization over their estimated useful life, but rather are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment test for intangible assets with indefinite lives must be performed, and its results recorded, in the first quarter of 2002. As part of the impairment test for goodwill, the Company will compare the estimated fair value of each reporting unit with allocated goodwill to the carrying amount of the reporting units' assets and liabilities, including goodwill. If the fair value exceeds its carrying amount, no goodwill impairment charge is taken. If the fair value is less than the carrying amount, the second step of the test must be performed in which the fair value is allocated to the reporting units' assets and liabilities other than goodwill. If this allocation results in excess fair value, this value is compared to recorded goodwill and an impairment loss is recorded as a change in accounting principle. The first step of this test must be completed by June 30, 2002 and the second step must be completed by December 31, 2002. The results of the test must be recorded in the first quarter of 2002 regardless of the date the test is performed. After the initial adoption, annual impairment losses will be reported as operating expenses. The Company is currently assessing the potential impact of applying the impairment tests in this statement to its existing goodwill, and expects that, prior to the application of such tests, adoption of the statement will reduce goodwill amortization expense by $7 million annually.

     In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which requires obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related asset. Finally, in 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. These Statements are not expected to have a material effect on the Company's financial position or net income.

     In December 2001, the American Institute of Certified Public Accountants issued Statement of Position 01-06 "Accounting by Certain Entities (including entities with trade receivables) that Lend to or Finance the Activities of Others". This statement establishes consistent accounting and reporting guidelines for all entities involved in these activities. The Company will adopt this statement on January 1, 2002 and does not expect it to have a significant impact on its financial position or results of operations.

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

     Case Credit uses a model to monitor interest rate risk and to achieve a predetermined level of matching between the interest rate structure of its financial assets and liabilities. Fixed-rate financial instruments, including receivables, debt, ABS certificates and other investments, are segregated from floating-rate instruments in evaluating the potential impact of changes in applicable interest rates. The potential change in fair market value of financial instruments including derivative instruments held at December 31, 2001 and 2000, resulting from a hypothetical, instantaneous 10% change in the interest rate applicable to such financial instruments would be approximately $2 million and $7 million, respectively, based on the discounted values of their related cash flows.

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

Commodity Price and Foreign Currency Risk Management

     Commodity prices impact Case Corporation's sales, which may have an impact on Case Credit's receivable originations. Commodity risk is managed through geographic and enterprise diversification. It is not possible to determine the impact of commodity prices on earnings, cash flows, or fair values of Case Credit's portfolio.

     Case Credit is subject to foreign currency risk in Canada, Australia and Europe as the investments in and earnings from these areas are impacted by currency fluctuations. The impact of currency fluctuations on the investments in foreign operations result in non-cash gains and losses that do not impact net income, but instead are recorded as adjustments to "Accumulated other comprehensive income" in the accompanying Consolidated Balance Sheets. At December 31, 2001, Case Credit performed a sensitivity analysis on its significant investments in foreign operations that have foreign currency exchange risk. Case Credit calculated that the impact of a 10% change in the foreign currency exchange rates would be $14 million and $17 million at December 31, 2001 and 2000, respectively. A similar change would have had an insignificant impact on the Company's earnings from these investments in 2001 and 2000.

Changes in Market Risk Exposure as Compared to 2000

     Case Credit's exposure to and strategies for management of interest rate, commodity price and foreign currency risks have not changed significantly since 2000.

Item 8. Financial Statements and Supplementary Data.

            INDEX TO FINANCIAL STATEMENTS OF CASE CREDIT CORPORATION

                          AND CONSOLIDATED SUBSIDIARIES

                                                                                                                     Page

Report of independent public accountants                                                                             20

Consolidated Statements of Income for the years ended December 31, 2001 and 2000, periods January 1, 1999            21
through November 11, 1999 and November 12, 1999 through December 31, 1999


Consolidated Balance Sheets as of December 31, 2001 and 2000                                                         22


Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000, periods January 1, 1999
 through November 11, 1999 and November 12, 1999 through December 31, 1999                                           23

Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2001 and 2000,           24
periods January 1, 1999 through November 11, 1999 and November 12, 1999 through December 31, 1999

Notes to consolidated financial statements                                                                           25


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder of Case Credit Corporation:

     We have audited the accompanying Consolidated Balance Sheets of Case Credit Corporation (a Delaware corporation) and subsidiaries, as of December 31, 2001 and 2000, and the related Consolidated Statements of Income, Cash Flows, and Changes in Stockholder's Equity, for the years ended December 31, 2001 and 2000, and periods January 1, 1999 through November 11, 1999 and November 12, 1999 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Case Credit Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and periods January 1, 1999 through November 11, 1999 and November 12, 1999 through December 31, 1999, in conformity with accounting principles generally accepted in the United States.






ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
February 7, 2002

              CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)

                                                                          Post-acquisition                |   Pre-acquisition
                                                                         basis of accounting              | basis of accounting
                                                              ----------------------------------------    | -------------------
                                                               Year ended    Year ended    November 12 to |     January 1 to
                                                              December 31,  December 31,    December 31,  |     November 11,
                                                                 2001          2000             1999      |         1999
                                                              -----------   -----------    -------------- |     ------------
Revenues:                                                                                                 |
   Finance income earned on retail and other notes and            $135         $169            $23        |         $151
    finance leases                                                                                        |
   Interest income from Case Corporation                            68           46              3        |           37
   Net gain on retail and wholesale notes sold                      95           64              1        |           50
   Securitization and servicing fee income                          38           47              6        |           43
   Lease income on operating leases                                106          111             16        |           86
   Other income                                                     31           30              1        |           22
                                                                  ----         ----            ---        |         ----
      Total revenues                                               473          467             50        |          389
Expenses:                                                                                                 |
   Interest expense:                                                                                      |
   Interest expense to third parties                               107          199             25        |          162
   Interest expense to affiliates                                   90           30             --        |            1
                                                                  ----         ----            ---        |         ----
      Total interest expense                                       197          229             25        |          163
   Operating expenses:                                                                                    |
   Fees charged by Case Corporation                                 33           31              2        |           31
   Administrative and operating expenses                            29           28              4        |           15
   Provision for credit losses                                     109          101              1        |           28
   Other than temporary impairment of ABS retained interests        76           25             --        |           --
   Goodwill amortization                                             6            6              1        |           --
   Depreciation of equipment on operating leases                    65           69             12        |           59
   Other                                                             1           (3)            (1)       |            3
                                                                  ----         ----            ---        |         ----
      Total operating expenses                                     319          257             19        |          136
                                                                  ----         ----            ---        |         ----
      Total expenses                                               516          486             44        |          299
                                                                  ----         ----            ---        |         ----
(Loss) income before taxes                                         (43)         (19)             6        |           90
Income tax (benefit) provision                                     (18)         (11)             3        |           32
                                                                  ----         ----            ---        |         ----
Net (loss) income                                                 $(25)        $ (8)           $ 3        |         $ 58
                                                                  ====         ====            ===        |         ====

The accompanying notes to financial statements are an integral part of these Consolidated Statements of Income.

              CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                     ASSETS
                                     ------

                                                                                 December 31,    December 31,
                                                                                     2001            2000
                                                                                     ----            ----
Cash and cash equivalents                                                           $   69          $   38
Retail and other notes and finance leases                                            1,665           1,648
Wholesale notes and accounts                                                           924             888
Due from trusts                                                                        237             280
                                                                                    ------          ------
     Total receivables                                                               2,826           2,816
Allowance for credit losses                                                           (148)            (84)
                                                                                    ------          ------
     Total receivables--net                                                          2,678           2,732
Affiliated accounts and notes receivable                                               173              18
Asset-backed certificates                                                              204             204
Equipment on operating leases, at cost                                                 569             624
Accumulated depreciation                                                               (96)            (79)
                                                                                    ------          ------
     Net equipment on operating leases                                                 473             545
Property and equipment, at cost                                                         15              12
Accumulated depreciation                                                                (5)             (2)
                                                                                    ------          ------
     Net property and equipment                                                         10              10
Goodwill, net                                                                          113             121
Assets held for sale                                                                    89              20
Other assets                                                                           221             186
                                                                                    ------          ------
     Total                                                                          $4,030          $3,874
                                                                                    ======          ======

                       LIABILITIES AND STOCKHOLDER'S EQUITY
                       ------------------------------------
Short-term debt                                                                     $  717          $1,299
Accounts payable and other accrued liabilities                                         361             216
Affiliated debt                                                                      1,990           1,170
Deposits withheld from dealers                                                          10               9
Long-term debt                                                                         327             527
                                                                                    ------          ------
     Total liabilities                                                               3,405           3,221
                                                                                    ------          ------
Stockholder's equity:
   Common stock, $5 par value, 200 shares authorized, issued and outstanding            --              --
   Paid-in capital                                                                     695             674
   Accumulated other comprehensive loss                                                (40)            (16)
   Retained deficit                                                                    (30)             (5)
                                                                                    ------          ------
     Total stockholder's equity                                                        625             653
                                                                                    ------          ------
     Total                                                                          $4,030          $3,874
                                                                                    ======          ======

The accompanying notes to financial statements are an integral part of these Consolidated Balance Sheets.

              CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                   Post-acquisition basis                Pre-acquisition
                                                                        of accounting                  basis of accounting
                                                           ------------------------------------------  -------------------
                                                            Year ended    Year ended   November 12 to      January 1 to
                                                           December 31,  December 31,   December 31,       November 11,
                                                               2001          2000           1999               1999
                                                           ------------  ------------  --------------  -------------------
Operating activities:
Net (loss) income                                            $    (25)      $   (8)      $    3            $    58
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
  Depreciation and amortization                                    80           97           21                 62
  Provision for credit losses                                     109          101            1                 28
  Other than temporary impairment of ABS retained                  76           25           --                 --
   interests
  Deferred income tax (benefit) expense                           (40)          (7)           2                  9
  Net gain on retail and wholesale notes sold                     (95)         (64)          (1)               (50)
  Unremitted equity method earnings from joint ventures            (2)          (1)          --                 (1)
  Changes in components of working capital:
   (Increase) decrease in affiliated receivables                 (155)          40           (2)                (5)
   Decrease (increase) in other assets                            (70)         (12)          (6)               (11)
   Increase (decrease) in accounts payable and other              169          (13)          46                 58
     accrued liabilities
   Other, net                                                     (13)         (12)          (2)                 2
                                                             --------       ------        -----             ------
     Net cash provided by operating activities                     34          146           62                150
                                                             --------       ------        -----             ------
Investing activities:
Cost of retail and wholesale receivables acquired              (6,537)      (4,669)        (489)            (2,732)
Proceeds from sales of retail and wholesale receivables         3,682        3,137          349              1,693
Collections of retail and wholesale receivables                 2,811        1,615          189                644
Purchase of equipment on operating leases, net of disposals       (52)         (94)         (16)              (135)
Net decrease (increase) in investments and other assets            44          (55)          (1)              (113)
Expenditures for property and equipment                            (2)          (8)          --                 (1)
                                                             --------       ------        -----             ------
     Net cash (used) provided by investing activities             (54)         (74)          32               (644)
                                                             --------       ------        -----             ------
Financing activities:
Proceeds from issuance of long-term debt                           --           43           --                617
Proceeds from issuance of affiliate debt (net of repayment)       820        1,151           --                 --
Payment of long-term debt                                        (900)        (534)          --                 --
Increase (decrease) in revolving credit facilities                110         (761)         (62)              (123)
Capital contributions from Case Corporation                        21           --           --                 --
                                                             --------       ------        -----             ------
     Net cash provided (used) by financing activities              51         (101)         (62)               494
                                                             --------       ------        -----             ------
Increase (decrease) in cash and cash equivalents                   31          (29)          32                  0
Cash and cash equivalents, beginning of period                     38           67           35                 35
                                                             --------       ------        -----             ------
Cash and cash equivalents, end of period                     $     69       $   38        $  67             $   35
                                                             --------       ------        -----             ------
Cash paid during the period for interest                     $    210       $  235        $  16             $  159
                                                             ========       ======        =====             ======
Cash (received) paid during the period for taxes
                                                             $     --       $  (19)       $   6             $   19
                                                             ========       ======        =====             ======

The accompanying notes to financial statements are an integral part of these Consolidated Statements of Cash Flows.

              CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (in millions)

                                                                         Accumulated
                                                                            Other        Retained
                                                     Common   Paid-in   Comprehensive    Earnings            Comprehensive
                                                     Stock    Capital   Income/(Loss)    (Deficit)   Total   Income(Loss)
                                                     ------   -------   -------------    ---------   -----   -------------
Pre-acquisition basis of accounting
-----------------------------------
Balance, December 31, 1998                            $--     $269          $(24)         $214       $459
Comprehensive income:
Net income                                             --       --            --            58         58       $ 58
Translation adjustment                                 --       --             3            --          3          3
                                                                                                                ----
               Total                                                                                            $ 61
                                                      ----    ----          ----          ----       ----       ====
Balance, November 11, 1999                            $--     $269          $(21)         $272       $520
Post-acquisition basis of accounting
------------------------------------
Balance, November 11, 1999                            $--     $269          $(21)         $272       $520
Elimination of paid-in capital, cumulative
translation adjustment, and retained earnings                 (269)           21          (272)      (520)
Purchase price allocation                              --      674            --            --        674
Comprehensive income:
    Net income                                         --       --            --             3          3        $  3
    Translation adjustment                             --       --             4            --          4           4
                                                                                                                 ----
               Total                                                                                             $  7
                                                      ----    ----          ----          ----       ----        ====
Balance, December 31, 1999                            $--     $674          $  4           $ 3       $681
Comprehensive loss:
    Net loss                                           --       --            --            (8)        (8)        $(8)
    Translation adjustment                             --       --           (20)           --        (20)        (20)
                                                                                                                 ----
               Total                                                                                             $(28)
                                                      ----    ----          ----          -----      ----        ====
Balance, December 31, 2000                            $--     $674          $(16)          $(5)      $653
Capital injection                                               21                                     21
Comprehensive loss:
    Net loss                                           --       --            --           (25)       (25)       $(25)
    Translation adjustment                             --       --           (13)           --        (13)        (13)
    Unrealized loss on effective hedges:
          Cumulative effect of change in
          accounting principle                                                (5)                      (5)         (5)
          Reclassification of deferred loss
          to earnings                                                          3                        3           3
          Unrealized loss for the period                                      (9)                      (9)         (9)
                                                                            ----                     ----        ----
          Balance of unrealized loss on
          effective hedges                                                   (11)                     (11)        (11)
                                                                                                                 ----
               Total                                                                                             $(49)
                                                      ----    ----          ----          ----       ----        ====
Balance, December 31, 2001                            $--     $695          $(40)       $(30)        $625
                                                      ===     ====          =====       =====        ====

     The accompanying notes to financial statements are an integral part of these Consolidated Statements of Changes in Stockholder's Equity.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


Note 1: Nature of Operations

     Case Credit Corporation is a subsidiary of CNH Capital Corporation ("CNH Capital"). CNH Capital, a wholly owned subsidiary of Case Corporation ("Case"), provides broad-based financial services for the global marketplace. Case Corporation is a wholly owned subsidiary of CNH Global N.V. ("CNH"). Through Fiat Netherlands Holding N.V. ("Fiat Netherlands Holding"), formerly New Holland Holdings N.V., Fiat S.p.A. ("Fiat") owns approximately 84.6% of CNH's outstanding common shares.

     Case Credit Corporation, its wholly owned operating subsidiaries, including Case Credit Ltd. (Canada) and Case Credit Australia Pty Ltd, and Case Credit Corporation's joint ventures, Case Credit Europe S.A.S. and UzCaseagroleasing (collectively, "Case Credit" or the "Company") provide broad-based financial services for various customers located primarily in the United States, Canada, Australia, and Europe. To support Case's sales of agricultural and construction equipment products, Case Credit offers retail financing to end-use customers and wholesale financing to Case equipment dealers. Wholesale financing consists primarily of dealer floorplan financing and allows dealers the ability to maintain a representative inventory of products. In addition, Case Credit provides financing to dealers for equipment used in dealer owned rental yards. Case Credit provides and administers retail financing, primarily retail installment sales contracts and finance leases, to end-use customers for the purchase or lease of new and used Case and other agricultural and construction equipment sold through Case dealers and distributors. In addition, Case Credit purchases equipment from dealers that is leased to retail customers under operating lease agreements. In North America, customers use Case Credit's private-label credit card to purchase parts, service, rentals, implements and attachments from Case dealers. Case Credit also finances a variety of insurance and other products for end-users and dealers in conjunction with the purchase of new and used equipment.

     In the past, Case Credit provided financing options to dealers and non-captive third parties to finance inventory, working capital, real estate acquisitions, construction and remodeling, business acquisitions, dealer systems and service and maintenance equipment. Case Credit also offered a broad range of retail and wholesale financing products, including equipment and commercial loans and leases for non-CNH North American manufacturers' products, dealers, distributors and their customers. During the fourth quarter of 2000, Case Credit decreased its volume of loan origination activity in this diversified business and made the strategic decision to exit certain diversified financing activities. In the fourth quarter of 2001, Case Credit completed its transformation into a financial services company dedicated solely to the support of CNH dealers and customers across all its brands by exiting the commercial lending business, ending retail financing activities outside its own dealer networks, and reorganizing its European businesses to better support CNH's customers and dealers.

     Case Credit competes primarily with banks, finance companies and other financial institutions. Typically, this competition is based upon customer service and finance rates charged. The Company's long-term profitability is largely dependent on the cyclical nature of the agricultural and construction equipment industries and on prevailing interest rates.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

     The accompanying financial statements reflect the consolidated results of Case Credit Corporation and its consolidated subsidiaries and joint ventures. All significant intercompany transactions have been eliminated in consolidation.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

     All references to balance sheet items for 2001 and 2000 are on a post-acquisition basis. Consolidated Statements of Income and Cash Flows for 2001 and 2000 are on a post-acquisition basis and include the impact of purchase accounting. Consolidated Statements of Income and Cash Flows for 1999 include both pre-acquisition totals and post- acquisition totals including the impacts of purchase accounting.

     Certain reclassifications have been made to conform prior years' financial statements to the 2001 presentation.

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

Foreign Currency Translation

     The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at average rates during the year. Adjustments resulting from this translation are deferred and included in "Accumulated other comprehensive loss " in the accompanying Consolidated Balance Sheets.

Purchase Accounting Amortization

     Amortization of purchase accounting adjustments, excluding goodwill, are recognized over the remaining term of the related asset or liability account based on the weighted average change during the month for each asset class. The remaining term, primarily related to long-term debt, is 70 months as of December 31, 2001.

Recognition of Income

     The Company records finance income earned on retail and other notes and finance leases using the effective interest method. A portion of the earned finance income arises from sales programs offered by Case on which finance charges are waived or below-market rate financing programs are offered. When the Company acquires retail installment sales contracts and finance leases subject to below-market interest rates, including waived interest rate financing, the Company is compensated by Case in an amount equal to the present value of the difference between the market rate and the customer rate. This amount is initially recognized as an unearned finance charge and is recognized as interest income over the term of the retail notes and finance leases. The amounts recognized from Case for below-market interest rate financing are included in "Interest income from Case Corporation" in the accompanying Consolidated Statements of Income, and amounted to $26 million, $17 million and $21 million in 2001, 2000, and 1999, respectively.

     When the receivables are sold, (see "Securitization Accounting" below) the unrecognized portion of the unearned finance charges is included in the calculation of the net gain on retail notes sold. The Company included in its gain calculations income from Case amounting to $56 million, $65 million and $55 million in 2001, 2000, and 1999, respectively, as part of the sale of retail notes. These amounts are included in "Net gain on retail and wholesale notes sold" in the accompanying Consolidated Statements of Income.

     For selected operating leases, the Company is also compensated from Case for the difference between the market rental rates and the amount paid by the customer. The amounts recognized were $6 million, $2 million, and $7 million in 2001, 2000, and 1999, respectively, and are included in "Interest income from Case Corporation."

     For selected wholesale receivables, the Company is compensated by Case for the difference between market rates and the amount paid by the dealer. The amount recognized for the years ended December 31, 2001 and 2000 is $34 million and $16 million, respectively, and is included in either "Interest income from Case Corporation" or "Net gain on retail and wholesale notes sold" in the

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES accompanying Consolidated Statements of Income based on whether the receivables were retained or sold.

     The Company is also compensated for lending funds to Case for various purposes. The amounts earned were $9 million, $14 million, and $12 million in 2001, 2000, and 1999, respectively, and are included in "Interest income from Case Corporation" in the accompanying Consolidated Statements of Income.

     Purchase accounting adjustments due to the merger, (see Note 3, "Merger"), resulted in a $33 million increase in receivables, which is primarily included in "Retail and other notes and finance leases" in the accompanying Consolidated Balance Sheets. Amortization of the related purchase accounting adjustments resulted in a decrease to income of approximately $8 million and $13 million for the years ended December 31, 2001 and 2000, respectively, and $6 million for the period November 12, 1999 through December 31, 1999, and is included in "Finance income earned on retail and other notes and finance leases" in the accompanying Consolidated Statements of Income. The remaining purchase accounting adjustments as of December 31, 2001 total $6 million and will be primarily recognized as a decrease to "Finance income earned on retail and other notes and finance leases" in the accompanying Consolidated Statements of Income over the next 16 months.

     Recognition of income on loans is generally suspended when management determines that collection of future income is not probable or when an account becomes 120 days delinquent. Income accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time. The dollar amount of the Company's managed retail portfolio for which accruals have been suspended was $252 million and $190 million at December 31, 2001 and 2000, respectively.

     Case Credit primarily offers retail and other notes with fixed interest rates, but also offers notes with interest rates that float with the prime rate, plus an applicable margin. At December 31, 2001 and 2000, $297 million and $352 million, respectively, of the managed portfolio have interest rates that are variable.

Allowance for Credit Losses

     The Company's wholesale and retail note receivables have significant concentration of credit risk in the agricultural and construction equipment industry and are subject to potential credit losses. As the vast majority of the Company's receivables are retail financings, which consist of large groups of homogeneous contracts, the allowance for credit losses is generally established during the period in which receivables are acquired and maintained at a level deemed appropriate by management based on historical and other factors that affect collectibility. Such factors include the historical trends of repossessions, credit losses and recoveries; the careful monitoring of portfolio credit quality; and current and projected economic and market conditions. Non-retail receivables are evaluated based on these same criteria and an allowance for credit losses is established for the difference between the investment in the receivable and the anticipated proceeds from disposition of the receivable's collateral when these factors indicate that collection is not probable. The evaluation of these factors involves complex, subjective judgments. See Note 4, "Receivables" in the Notes to Financial Statements.

Investments in Operating Leases

     Case Credit purchases equipment from dealers that is leased to retail customers under operating leases. The Company has significant investments in the residual values of its leasing portfolios. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially recorded based on historical evidence of equipment values adjusted for known, current market conditions. Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions, which include the strength of the agricultural and construction equipment industries and the volume of used equipment available in the market. Management reviews residual values periodically to determine that recorded amounts are appropriate and the operating lease assets have not been impaired. If a decline in estimated residual values is not expected to be recoverable, the investment in the equipment is adjusted for the difference between the carrying value of the equipment and the present value of the equipment's expected future cash flows including the estimated residual value. Case guarantees a portion of the residual values on some of Case Credit's operating leases. On these leases, if the guaranteed residual value is not realized, Case Credit will receive a payment from Case for a portion of the realized loss. Income from operating leases is recognized over the term of the lease. Each item of equipment under operating lease is depreciated on a straight-line basis over a period of time consistent with the lease term. Expenditures for maintenance and repairs are the responsibility of the lessee. See Note 6, "Equipment on Operating Leases" in the Notes to Financial Statements.

Goodwill

     Goodwill represents the excess of the purchase price allocated to Case Credit plus the liabilities assumed over the fair value of the tangible and identifiable intangible assets purchased. Goodwill was amortized on a straight-line basis over 20 years through December 31, 2001. Case Credit continually evaluates whether events and circumstances

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, Case Credit uses an estimate of the undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Effective with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill will no longer be amortized. For detailed discussion of the effects of purchase accounting on other balance sheet categories, see "New Accounting Pronouncements" for a description of the impact this pronouncement will have on this accounting policy.

Securitization Accounting

     The Company sells receivables, through the use of consolidated special purpose entities, to limited purpose business trusts, and other privately structured facilities, which then issue asset-backed securities to private or public investors. These transactions are recorded as sales and the assets of the trusts and other facilities are not consolidated in the Company's financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities-A Replacement of FASB Statement 125" ("SFAS 140") and other applicable accounting principles generally accepted in the United States. In conjunction with these sales, the Company retains certain interests in the sold receivables including interest-only strips, cash reserve accounts, subordinated tranches of the public securities issued ("ABS certificates"), and rights to service the sold receivables.

     Gains or losses on sales of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. The Company estimates fair values based on the present value of their future expected cash flows using key assumptions. The key assumptions used in the present value calculations are credit loss, prepayment and interest rates. These assumptions represent management's best estimates of these rates based on historical information adjusted for current market conditions.

     The Company also monitors the fair value of its retained interests outstanding each period by discounting their expected future cash flows based on similar assumptions. The fair value is compared to the carrying value of the retained interest and any excess of carrying value over fair value results in an adjustment to the asset with a corresponding offset to earnings when they are deemed to be other than temporary.

     The Company services all securitized receivables and is entitled to receive a 1.00% annual servicing fee as compensation for these services. The Company has determined that this servicing fee exceeds the fair value of the services provided and records a servicing asset as part of each transaction.

     ABS certificates are classified as held to maturity securities and are initially recorded at their allocated carrying values on the accompanying Consolidated Balance Sheets. ABS certificates have stated interest rates between 4.30% and 7.32%. Interest income related to these and other retained interests is included in "Securitization and servicing fee income" in the accompanying Consolidated Statements of Income. All other retained interests are also initially recorded at their allocated carrying values as "Due from trusts" on the accompanying Consolidated Balance Sheets.

     See Note 4 "Receivables" in the Notes to Financial Statements.

Assets Held For Sale and Impaired Loans

     Estimated losses arising from the repossession of equipment supporting impaired retail receivables and operating leases are recognized upon repossession. Repossessed assets are recorded at the lower of historical cost or estimated fair value and are reclassified to "Assets held for sale" with the related adjustments charged to the allowance for credit losses. Any final adjustment to the loss estimated at the time of repossession is recognized upon the final sale of the equipment.

     Non-retail finance receivables are reduced to the lower of historical cost or the estimated fair value of collateral when determined to be impaired. A loan is considered impaired when it is determined that the Company will be unable to collect all amounts due according to the original terms of the loan agreement. The Company's policy is to recognize interest income related to impaired loans on a cash basis.

Cash and Cash Equivalents

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

Derivatives

     The Company uses derivative financial instruments to manage its interest rate exposures. Case Credit does not hold or issue such instruments for trading purposes. Effective January 1, 2001, the Company accounts for its derivatives on the Consolidated Balance Sheet as assets or liabilities, at fair value in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. These instruments are primarily accounted for as hedges of anticipated transactions or recognized assets and liabilities and unrealized fair value gains and losses are not recognized in earnings as of the balance sheet date to the extent that hedge is effective. The effective portion of unrealized gains and losses are recognized in interest expense in the period which the hedged transaction affects earnings. Hedge accounting requires that the Company assess effectiveness between changes in fair value of derivatives designated as hedges compared to changes in fair value of the underlying hedged assets or liabilities for each reporting period. The effectiveness tests involve estimation of the fair values of future transactions as well as an evaluation of the probability of occurrence of such transactions. For further information regarding the Company's use of derivative financial instruments, please see Note 11, "Financial Instruments."

New Accounting Pronouncements

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

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

     In September 2000, FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125". SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted the disclosure provisions related to the securitization of financial assets on December 31, 2000. All remaining provisions were adopted in the second quarter of 2001. This adoption did not have a material impact on the Company.

     In January 2001, the Emerging Issues Task Force issued EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". According to this pronouncement, the Company must recognize cash flows in excess of the initial investment's carrying value as interest income using the effective yield method. Beneficial interests must be measured at fair value with other than temporary impairments being recorded in income. The Company adopted this pronouncement on April 1, 2001 and adoption of this pronouncement did not have a significant impact on the financial position or result of operations of the Company.

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

     In June 2001, FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that, effective January 1, 2002, existing goodwill and intangible assets with indefinite lives are no longer subject to amortization over their estimated useful lives, but rather are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment test for intangible assets with indefinite lives must be performed, and its results recorded, in the first quarter of 2002. As part of the impairment test for goodwill, the Company will compare the estimated fair value of each reporting unit with allocated goodwill to the carrying amount of the reporting units' assets and liabilities, including goodwill. If the fair value exceeds its carrying amount, no goodwill impairment charge is taken. If the fair value is less than the carrying amount, the second step of the test must be performed in which the fair value is allocated to the reporting units' assets and liabilities other than goodwill. If this allocation results in excess fair value, this value is compared to recorded goodwill and an impairment loss is recorded as a change in accounting principle. The first step of this test must be completed by June 30, 2002 and the second step must be completed by December 31, 2002. The result of this test must be recorded in the first quarter of 2002 regardless of the date the test was performed. After the initial adoption, annual impairment losses will be reported as operating expenses. The Company is currently assessing the potential impact of applying the impairment tests in this statement to its existing goodwill, and expects that, prior to the application of such tests, adoption of the statement will reduce goodwill amortization expense by $7 million annually.

     In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related asset. Finally, in 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. These Statements are not expected to have a material effect on the Company's financial position or net income.

     In December 2001, the American Institute of Certified Public Accountants issued Statement of Position 01-06 "Accounting by Certain Entities (including entities with trade receivables) that Lend to or Finance the Activities of Others". This statement establishes consistent accounting and reporting guidelines for all entities involved in these activities. The Company will adopt this statement on January 1, 2002 and does not expect it to have a significant impact on its financial position or results of operations.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

Note 3: Merger

     On November 12, 1999, New Holland N.V. acquired Case for $4.6 billion in cash, including related costs and expenses. Of the total purchase price, $674 million was allocated to Case Credit. Effective with the closing of the merger, New Holland N.V. changed its name to CNH.

     This merger was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of Case Credit based upon their respective estimated fair values, including identifiable intangibles, with the remainder allocated to goodwill. The purchase price allocation resulted in goodwill of approximately $129 million, which was being amortized on a straight-line basis over 20 years through December 31, 2001. The historical shareholder's equity of the Company was eliminated in the Company's Consolidated Balance Sheets. The fair value adjustments to the historical balance sheet and the resulting goodwill were as follows (in millions):

                            Purchase Price Allocation
----------------------------------------------------------------------
Net assets at historical cost, including liabilities assumed of $3,345   $ 520
Fair value adjustments:
   Accounts and notes receivable                                            33
   Equipment on operating leases                                           (34)
   Discount on medium-term note                                             27
   Deferred income taxes                                                   (16)
   Other                                                                    15
Goodwill                                                                   129
                                                                         -----
      Total purchase price allocated                                      $674
                                                                         =====

     In conjunction with the merger, CNH Capital's management assessed and formulated a plan to integrate the operations of the Case and New Holland finance businesses at the time that the original purchase price allocation was made in 1999. The only adjustment to the original fair value allocation occurred in October 2000 when the Company finalized the plans made in conjunction with the merger and recorded approximately $1 million of restructuring liabilities related to the Case Credit business, resulting in additional goodwill. As of December 31, 2001, there was no restructuring reserve balance remaining.

     Case Credit has prepared the following unaudited pro forma income statements to illustrate the estimated effects of the acquisition of Case by New Holland as if this transaction had occurred as of the beginning of 1999. The pro forma data reflects the impact of the fair market value adjustments to the Case Credit assets and liabilities acquired. These adjustments are being amortized over the periods estimated to be benefited and primarily include reduced depreciation of equipment on operating leases, the amortization of the fair value adjustments for acquired receivables, discount on notes payable and goodwill. The pro forma data does not include the impact of the $1 million of additional goodwill recorded during 2000.

                                                                                Year Ended
                                                                            December 31, 1999
                                                                               (unaudited)
                                                                              (in millions)
                                                                            -----------------
Revenues:
    Finance income earned on retail and other notes and finance leases            $150
    Interest income from Case Corporation                                           40
    Net gain on retail notes sold                                                   53
    Securitization and servicing fee income                                         49
    Lease income on operating leases                                               102
    Other income                                                                    23
                                                                                  ----
        Total revenues                                                             417
Expenses:
    Interest expense                                                               197
    On payables to affiliates                                                        1
                                                                                  ----
        Interest expense                                                           198
    Operating expenses:
    Fees charged by Case Corporation                                                33
    Administrative and operating expenses                                           19

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

    Provision for credit losses                                29
    Goodwill amortization                                       6
    Depreciation of equipment on operating leases              62
    Other                                                       3
                                                             ----
       Total operating expenses                               152
                                                             ----
       Total expenses                                         350
                                                             ----
Income before taxes                                            67
Income tax provision                                           26
                                                             ----
Net income                                                   $ 41
                                                             ====

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

     During 2000, Case Credit acquired Case Wholesale Receivable Inc. ("CWRI") from Case at net book value of $175 million. CWRI's purpose is to acquire selected wholesale receivables from Case. The acquisition was done to be consistent with New Holland Credit Company's (the financial services business of New Holland) practice of consolidating U.S. wholesale receivables within the financial services company. Additionally, the financial services support for Case's Latin America equipment sales was shifted to New Holland Credit Company's operations in that region of the world.

Note 4: Receivables

     Wholesale notes and accounts arise primarily from the sale of goods to dealers and distributors by Case. Under the standard terms of the wholesale receivable agreements, these receivables typically have interest-free periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. After the expiration of any interest-free period, interest is charged to dealers on outstanding balances until the Company receives payment. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. Interest rates are set based on market factors and based on the prime rate or LIBOR. The company evaluates and assesses dealers on an ongoing basis as to their credit worthiness. Case is obligated to repurchase goods sold to a dealer upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business or default.

     The Company provides and administers financing for retail purchases of new and used equipment sold through Case's dealer network. The Company purchases retail installment sales, loan and finance lease contracts from Case dealers. The terms of retail and other notes and finance leases generally range from two to six years, and interest rates on retail and other notes and finance leases vary depending on prevailing market interest rates and certain incentive programs offered by Case.

     A summary of receivables is as follows (in millions):

                                        December 31,      December 31,
                                            2001              2000
                                        ------------      ------------
Wholesale notes and accounts               $  924            $  888
Retail and other notes                      1,468             1,451
Finance leases                                297               374
Due from trusts                               237               280
                                           ------            ------
   Gross receivables                        2,926             2,993
Less--Unearned finance charges               (100)             (177)
Less--Allowance for credit losses            (148)              (84)
                                            -----            ------
   Total receivables, net                  $2,678            $2,732
                                           ======            ======

     Maturities of wholesale notes and accounts and retail and other notes and finance leases as of December 31, 2001, are as follows (in millions):

Year ending December 31,

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

     2002                                                             $1,019
     2003                                                                621
     2004                                                                513
     2005                                                                278
     2006                                                                162
     2007 and thereafter                                                  96
                                                                      ------
        Total retail and other notes and finance leases--gross        $2,689
     Less--Unearned finance charges                                     (100)
                                                                      ------
        Total retail and other notes and finance leases, net of
          unearned finance charges                                    $2,589
                                                                       =====

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

     Changes in the allowance for credit losses are as follows (in millions):

                                                                                                   Pre-acquisition
                                                              Post-acquisition                         basis of
                                                            basis of accounting                       accounting
                                              ------------------------------------------------     ---------------
                                               Year ended        Year ended     November 12 to      January 1 to
                                              December 31,      December 31,     December 31,       November 11
                                                   2001              2000             1999               1999
                                              ------------      -----------     --------------     ---------------

Balance, beginning of period                       $ 84              $ 31             $ 40               $ 29
Provision for credit losses                         109               101                1                 28
Reserve transfers relative to receivables
  purchased                                          38                24               --                 --
Write-offs, net of recoveries                       (83)              (72)             (10)               (17)
                                                   ----              ----             ----               ----
Balance, end of period                             $148              $ 84             $ 31               $ 40
                                                   ====              ====             ====               ====

     The preceding table reflects the Company's provision for credit losses, but does not include losses charged to dealers or those incurred by the receivables that have been securitized. Total losses incurred on the Company's serviced portfolio were $135 million, $128 million and $58 million in 2001, 2000, and 1999, respectively. The principal balance of accounts with payments greater than 30 days delinquent was $343 million and $434 million, which represented 7.7% and 8.2%, of the Company's managed retail and other notes and finance leases at December 31, 2001 and 2000, respectively.

     Reserve transfers relative to receivables purchased in 2001 are $38 million related to wholesale receivables acquired from Case. Reserve transfers relative to receivables purchased in 2000 were $16 million related to wholesale and various receivables acquired from Case and $8 million related to New Holland receivables acquired.

     Reserves for non-retail impaired loans were $49 million and $25 million as of December 31, 2001 and 2000, respectively. The investment in impaired loans was approximately $172 million and $137 million at December 31, 2001 and 2000, respectively. The average investment during 2001 and 2000 was approximately $155 million and $88 million, respectively. Income recognized on impaired loans during 2001 and 2000 was insignificant.

     Wholesale, retail and finance lease receivables have significant concentrations of credit risk in the agricultural and construction business sectors. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the United States, Canada or Australia. Case Credit typically retains, as collateral, a security interest in the equipment associated with wholesale and retail notes receivable.

Wholesale Receivables Securitizations

     Case Credit funds a significant portion of its United States wholesale receivables by means of sales, on a revolving basis, pursuant to securitization programs through a privately structured facility. This facility consisted of a 364-day, $475 million facility that is renewable annually at the sole discretion of the purchasers. This facility was renewed for four months on June 28, 2001 for $405 million, extended another month on October 29, 2001 for $375 million, and through a series of amendments, was further extended until March 6, 2002 for $400 million. Effective March 6,

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

2002, this facility was amended as a 364-day, $450 million co-purchase facility that is renewable annually (in March) at the sole discretion of the purchasers.

     At December 31, 2001, $400 million was outstanding under the facility, consisting of $497 million of wholesale receivables sold less the Company's retained undivided interest of $97 million. At December 31, 2000, $400 million was outstanding under the facility, consisting of $487 million of wholesale receivables sold less the Company's retained undivided interest of $87 million. The retained interests provide recourse to investors in the event of default and are recorded at cost, which approximates fair value due to the short-term nature of the receivables, in "Wholesale notes and accounts" in the accompanying Consolidated Balance Sheets. The Company recognized gains on the sales of these receivables of $8 million and $3 million in 2001 and 2000, respectively, which were recorded in "Net gain on retail and wholesale notes sold" in the Consolidated Statements of Income. The gains are primarily the result of the difference between the interest received from dealers and Case, and the interest paid to investors in the facility. Case Credit continues to service the sold receivable portfolio. As the servicing fee received approximates the fair value of providing these services, no servicing asset or liability has been recognized. Servicing fees received were $7 million and $3 million in 2001 and 2000, respectively. Other cash flows between Case Credit and the facility in 2001 and 2000 included (in millions):

                                                         December 31, 2001     December 31, 2000
                                                         -----------------     -----------------
Proceeds from new securitizations                              $  70                 $  15
Repurchase of receivables                                         70                    80
Proceeds from collections reinvested in the facility           1,444                   470

     At December 31, 2001, certain subsidiaries of Case Credit sold, with recourse, wholesale receivables totaling $113 million. The receivables sold are recorded in "Wholesale notes and accounts" and the proceeds received are recorded in "Short-term debt" in the accompanying Consolidated Balance Sheets as the transactions do not meet the criteria for derecognition in a transfer of financial assets. No similar transactions were outstanding at December 31, 2000.

Retail Receivables Securitizations

     Case Credit funded a significant portion of its North American retail receivable originations by means of retail receivable securitizations in 2001 and 2000. Case Credit securitized retail notes with a net principal value of $2.1 billion and $2.6 billion in 2001 and 2000, respectively. In 2001, $1.3 billion of the receivables sold were originated by Case Credit and $0.9 billion were originated and sold to Case Credit at fair value by New Holland Credit Company and New Holland Credit Company Canada, wholly owned subsidiaries of CNH Global N.V. In 2000, $1.6 billion of the receivables sold were originated by Case Credit and $1.0 billion were originated and sold to Case Credit at fair value by New Holland Credit Company and New Holland Credit Company Canada.

     These transactions are recorded as sales in accordance with the provisions of SFAS No. 140. The Company recognized gains on the sales of these receivables of $87 million, $61 million, and $51 million in 2001, 2000, and 1999, respectively. To provide credit enhancements to investors, cash reserve accounts of $45 million and $57 million were created as part of these transactions in 2001 and 2000, respectively, and total amounts held in escrow were $172 million and $194 million at December 31, 2001 and 2000, respectively. As an additional form of credit enhancement to investors, Case Credit provided a demand note receivable of $19 million to fund potential shortfalls in collections related to one of the securitizations completed in 2000. No such form of credit enhancement to investors was provided related to the securitizations completed in 2001.

     Gains related to the recognition of servicing assets were $19 million and $18 million for 2001 and 2000, respectively, and are included in "Net gain on retail and wholesale notes sold" in the Consolidated Statements of Income. These assets are being amortized over the period in which the Company earns the related servicing fees. Amortization of servicing assets was $14 and $8 million in 2001 and 2000, respectively. The amortization is included in "Securitization and servicing fee income" in the Consolidated Statements of Income. The unamortized balance of servicing assets equaled $23 million and $18 million, which approximates fair value, at December 31, 2001 and 2000, respectively.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

     Case stratifies its servicing assets based on geographic location and original term. As a result, Case Credit has two categories of servicing assets as of December 31, 2001 and 2000. One category consists of serviced assets located in the United States with 3 to 5 year original terms, which amounted to $20 million and $15 million as of December 31, 2001 and 2000, respectively. The other category consists of serviced assets located in Canada with 3 to 5 year original terms, which amounted to $3 million as of December 31, 2001 and 2000, respectively.

     Case Credit is required to remit the cash collected on the serviced portfolio within two business days. At December 31, 2001 and 2000, $26 million and $17 million, respectively, of unremitted cash payable is included in "Accounts payable and other accrued liabilities" in the Consolidated Balance Sheets.

     Weighted average assumptions utilized in measuring the initial fair value of retained interests for securitizations completed during 2001 and 2000 were as follows:

                                               U.S.              Canada
                                               ----              ------
                                         2001      2000       2001      2000
                                         ----      ----       ----      ----

Constant prepayment rate                17.00%    17.00%     20.00%    20.00%
Annual credit loss rate                  0.87%     0.66%      1.00%     0.56%
Discount rate                            3.75%     6.91%      3.87%     6.18%
Weighted average maturity in months        22        23         21        19

         The significant assumptions used in estimating the fair values of retained interests from sold receivables which remain outstanding, and the sensitivity of the current fair value to immediate 10% and 20% adverse changes at December 31, 2001 and 2000 are as follows (in millions unless stated otherwise):

United States

Impact on Fair Value

                                                      2001                                   2000
                                          ---------------------------------    ----------------------------------
                                          December 31,                         December 31,
                                              2001         10%        20%          2000         10%         20%
                                           Assumption     Change     Change     Assumption     Change      Change
                                          ----------     ------     -------    ----------     ------      -------
Constant prepayment rate                    17.00%         0.4        0.9        17.00%        0.4         1.0
Annual credit loss rate                      1.48%         6.4       12.6         0.60%        2.7         5.3
Discount rate                                3.12%         0.0        0.1         6.89%        0.8         1.7
Weighted average remaining maturity       17 months                            18 months

                                                                      Receivables Securitized in
                                                                   --------------------------------
                                                                   1998     1999     2000      2001
                                                                   ----     ----     ----      ----
Actual and expected static pool losses as of December 31, 2001     2.71%    3.31%    2.43%     1.32%
Actual and expected static pool losses as of December 31, 2000     2.09%    1.61%    1.11%

Canada

Impact on Fair Value

                                                        2001                                  2000
                                          ---------------------------------     --------------------------------
                                          December 31,                          December 31,
                                              2001         10%        20%          2000          10%        20%
                                           Assumption     Change     Change      Assumption     Change     Change
                                          -----------     ------     ------      ----------     ------     ------
Constant prepayment rate                     20.00%        0.2        0.3          20.00%        0.2        0.6
Annual credit loss rate                       1.10%        0.8        1.5           0.55%        0.3        0.6
Discount rate                                 3.97%        0.0        0.0           6.15%        0.1        0.2
Weighted average remaining maturity        16 months                             17 months

                                              Receivables Securitized in
                                              -------------------------------

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                                   1998     1999     2000     2001
                                                                   ----     ----     ----     ----
Actual and expected static pool losses as of December 31, 2001     1.48%    2.50%    1.03%    1.65%
Actual and expected static pool losses as of December 31, 2000      .93%    1.10%     .82%

     Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets securitized. Weighted average remaining maturity represents the weighted average number of months that the current collateral balance is expected to remain outstanding.

     The changes shown above are hypothetical. They are computed based on variations of individual assumptions without considering the interrelationship between these assumptions. As a change in one assumption may affect the other assumptions, the magnitude of the impact on fair value of actual changes may be greater or less than those illustrated above.

     Based on its periodic evaluation of the retained interests in receivables sold, Case Credit reduced the value of its retained interests by $76 million and $25 million in 2001 and 2000, respectively, with the offsetting amount charged to "Other than temporary impairment of ABS retained interests" in the accompanying Consolidated Statements of Income. The primary cause of this reduction was the continued elevation in the credit losses recognized related to sold notes in excess of historically experienced levels and the corresponding increase in the assumption used to estimate future credit losses.

     Case Credit's cash flows related to securitization activities for 2001 and 2000 can be summarized as follows (in millions):

                                              December 31, 2001       December 31, 2000
                                              -----------------       -----------------
Proceeds from new retail securitizations           $2,070                  $2,560
Servicing fees received (1)                            22                      28
Cash received on other retained interests              43                      41
Cash paid upon close of deal (2)                       96                     123

(1) Does not reflect servicing fees earned in Canada as the Company is paid for these services if there are residual funds available when the Trusts are liquidated.

(2) Includes cash paid to repurchase receivables, net of returns of investments in retained interests.

     Case Credit's portfolio of managed receivables, including receivables owned and receivables serviced for others, has decreased from $7.0 billion at December 31, 2000, to $6.5 billion at December 31, 2001. Case Credit's managed portfolio at December 31, 2001, included $2.9 billion of serviced receivables (net of unearned finance charges), including retail and other notes amounting to $2.5 billion (net of unearned finance charges) that were securitized and $400 million of wholesale notes and accounts that were outstanding under the previously described revolving securitization facility in North America. At December 31, 2000, Case Credit's managed portfolio included $3.5 billion of serviced receivables (net of unearned finance charges), including retail and other notes amounting to $3.1 billion (net of unearned finance charges) that were securitized and $400 million of wholesale notes and accounts that were outstanding under the previously described revolving securitization facility in North America.

     At December 31, 2001, approximately $581 million of retail notes receivable have been pledged as collateral under the Company's asset-backed commercial paper facility. At December 31, 2000, approximately $232 million of retail notes receivable had been pledged as collateral under the Company's asset-backed commercial paper facility.

Note 5: Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Property, plant and equipment consist of leasehold improvements and furniture and fixtures, including computer equipment and software. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets. Useful lives range from 5 to 14 years for leasehold improvements, and 3 to 10 years for furniture and fixtures. Expenditures for maintenance and repairs are charged to expense as incurred.

Note 6: Equipment on Operating Leases

     A summary of equipment on operating leases, is as follows (in millions):

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                           December 31, 2001   December 31, 2000
                                           -----------------   -----------------
Equipment on operating leases                   $569                $624
Accumulated depreciation                         (96)                (79)
                                                ----                ----
     Net equipment on operating leases          $473                $545
                                                ====                ====

     Lease payments owed to Case Credit for equipment under non-cancelable operating leases as of December 31, 2001, are as follows (in millions):

     2002                           $ 84
     2003                             59
     2004                             26
     2005                             12
     2006                              2
     2007 and thereafter              --

     Depreciation expense totaled $65 million, $69 million and $71 million for the years ended December 31, 2001, 2000 and 1999, respectively. Payments received from Case Corporation for residual guarantees were $18 million for the year ended December 31, 2001 and not significant for the year ended December 30, 2000. Residual losses realized, net of payments received from Case, are $12 million and $4 million for the years ended December 31, 2001 and 2000, respectively. These losses were reflected as reductions in the investment in equipment on operating leases in prior periods when the residual values were determined to have been impaired.

     Purchase accounting adjustments due to the merger resulted in a $34 million net decrease in "Equipment on operating leases, at cost" in the accompanying Consolidated Balance Sheets. Amortization of the related purchase accounting adjustments resulted in a reduction of depreciation expense of approximately $1 million for the period November 12, 1999 through December 31, 1999, $8 million for the year ended December 31, 2000, and $9 million for the year ended December 31, 2001, which is included in "Depreciation of equipment on operating leases" in the accompanying Consolidated Statements of Income. There were no purchase accounting adjustments remaining as of December 31, 2001.

Note 7: Other Assets

     The components of other assets as of December 31, 2001 and 2000 are as follows (in millions):

                                         December 31, 2001    December 31, 2000
                                         -----------------    -----------------
Certificates of deposit                        $ 91                $135
Tax receivable                                   86                  35
Derivative assets                                21                  --
Investment in joint venture                      19                  16
Other current assets                              4                  --
                                               ----                ----
     Total other assets                        $221                $186
                                               ====                ====

     Certificates of deposits support retail receivables related to purchases of agricultural equipment by Brazilian customers from Case Corporation. These U.S. dollar indexed certificates are reflected at historical cost on the balance sheet and have original maturities that range between three months and four years and bear interest rates between 8.75% and 10.00%. Case guarantees the receivables underlying the certificates of deposit.

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

     A summary of short-term debt is set forth in the following table (in millions):

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                                         December 31, 2001     December 31, 2000
                                                         -----------------     -----------------
Credit agreements (a)                                        $  128                $   113
Commercial paper                                                 --                     76
Asset-backed commercial paper liquidity facility                449                    200
Current portion long-term debt                                  140                    910
                                                             ------                -------
     Total short-term debt                                   $  717                $ 1,299
                                                             ======                =======

(a) The credit agreements include borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

     As of December 31, 2001, Case Credit and certain subsidiaries sold wholesale accounts receivable with recourse, which are included in the Credit agreements line in the table above. Case Credit and Case Credit Ltd had $80 million and $14 million of borrowings that bear interest equal to 2.33% and 2.87%, respectively, and will mature in the first quarter of 2002. Case Credit Australia Pty. Ltd had $19 million of borrowings that bear interest equal to 4.63% and will mature in the second quarter of 2002.

     The weighted-average interest rates on total short-term debt outstanding at December 31, 2001 and 2000 were 3.18% and 6.33%, respectively. At December 31, 2001, the unused portion of the committed credit facilities was $284 million. The unused portion of the asset-backed commercial paper facility was $941 million. At December 31, 2000, the unused portion of the combined committed credit facilities and the commercial paper program was $712 million. The unused portion of the asset- backed commercial paper facility was $1 billion.

     At the option of the Company, borrowings under the revolving credit facilities bear interest at: (1) LIBOR, plus an applicable margin; (2) EURIBOR plus an applicable margin. Borrowings may be obtained in U.S. dollars and certain other foreign currencies. Borrowings under the Asset-Backed Commercial Paper Facility bear interest at prevailing commercial paper rates at the date of the borrowing. The revolving credit facilities impose restrictions on certain indebtedness, liens on Company assets and ownership of certain subsidiaries. Case Credit is in compliance with all restrictive covenants as of December 31, 2001.

     The credit facilities generally provide for facility fees on the total commitment, whether used or unused, and also provide for annual agency fees to the administrative agents for the facilities.

     On June 8, 2001, Case Credit Australia Pty. Ltd. negotiated a 1-year A$400 million Australian Asset-Backed Retail Commercial Paper Conduit Transaction ($204 million in U.S. dollars), which is renewable on an annual basis.
$213 million of retail notes receivable were sold with recourse and $190 million of proceeds were received, which are reflected as short-term debt for financial statement purposes as of December 31, 2001. The borrowings bear interest equal to 4.63%, and will mature in June 2008.

     On December 15, 2000, the Company negotiated a one-year, $1.2 billion asset-backed commercial paper facility, which replaced the $750 million commercial paper liquidity facility renewed in August 1999. As of December 31, 2001, $329 million of notes were sold with recourse and $259 million of proceeds were received, which are reflected in short-term debt. These borrowings bear interest equal to 2.0% and will mature in January 2003.

     On July 27, 2000, the Company, together with Fiat S.p.A., CNH Global N.V., Fiat Finance and Trade Ltd. S.A., New Holland Credit Company LLC and Case Corporation, as co-borrowers, entered into a $2.0 billion five-year Credit Agreement with Chase Manhattan International Limited, as Facility Agent and Euro Swing-line Agent, The Chase Manhattan Bank, as US Swing-line Agent, and ABN Amro Bank N.V., Banca Intesa S.p.A. and Chase Manhattan plc, as Arrangers, on behalf of additional banks. This new Credit Agreement replaces the Case Credit Corporation $1.2 billion Revolving Credit and Guarantee Agreement dated
August 23, 1996 with Chase Manhattan Bank, as administrative agent. Case Credit's borrowing availability under this facility is limited by the borrowings of the co-borrowers and the commitment of $0.2 billion of the availability solely to Fiat. Total availability to the co-borrowers, excluding the component committed to Fiat was $1.8 billion as of December 31, 2001 and 2000.

    The Company's ability to originate new receivables and operating results are dependent on its access to the capital markets at a reasonable cost of capital. The Company's access is dependent on its stand-alone credit rating as well as that of its direct and indirect parents, Case, CNH and Fiat. Adverse ratings actions can materially impact the Company's access to funding. In April 2001, Standard & Poor's downgraded the long-term corporate credit ratings of CNH, Case and Case Credit and related entities to BB from BBB- and also lowered the short-term debt ratings of such entities to B, with a negative outlook. At the same time, Moody's downgraded Fiat's long-term debt rating from A3 to Baa2 as well as lowered its long-term and short-term debt ratings of Case and Case Credit to Ba2 and NP from Baa3 and P-3, respectively, also with a negative outlook. In addition, in June 2001, Standard & Poor's downgraded Fiat's short-term rating from A-2 to A-3. The impact of these ratings downgrades on Case Credit's short-term funding was to preclude access to the commercial paper market through the Company's programs. In view of these rating agency actions, Case Credit has decided to access the asset-backed commercial paper markets in various countries in which the Company operates as a core source of funding for its operations.

     In February 2002, Moody's announced that it was reviewing the long-term debt rating of Ba2 for Case and Case Credit, as well as Fiat's Baa2 long-term and P-2 short term debt ratings for possible downgrade. Further ratings downgrades of either the Company's, its parents' or Fiat's debt could adversely affect their ability to access the capital markets or borrow funds at similar rates. An aggregate of approximately $200 million of Case Credit's off balance sheet financing and indebtedness is subject to ratings triggers which will require the Company, in the event of a ratings downgrade of Fiat's debt to certain levels, to terminate the sale of receivables into the facility. Since the beginning of 2002, CNH has been able to restructure one other facility and link the ratings trigger to an increase in the level of the collateral, instead of the termination of the facility. CNH intends to restructure the remaining agreements; however, CNH cannot ensure its efforts will be successful.

Note 9: Long-Term Debt

A summary of long-term debt is set forth in the following table (in millions):


                                                              December 31, 2001        December 31, 2000
                                                              -----------------        -----------------
Case Credit Corporation
     Notes, payable in 2001, interest rate of 6.125%                $   --                  $  100
     Notes, payable in 2003, interest rate of 6.125%                   191                     200
     Notes, payable in 2007, interest rate of 6.75%                    144                     150
     Fixed-rate, medium-term notes, maturities through                 140                     604
     2002, weighted-average interest rate of 6.15% and 6.01%
     Floating-rate, medium-term notes, maturities through
     2001, weighted-average interest rate of 6.09%                      --                     125
Case Credit Australia Pty Ltd
     Fixed-rate, medium-term notes, maturities through
     2001, interest rate of 5.75%                                       --                      70
     Floating-rate, medium-term notes, maturities through
     2001, weighted-average interest rate of 7.13%                      --                      70
Case Credit Ltd. (Canada)
     Fixed-rate, medium-term notes, maturities through
     2001, weighted-average interest rate of 6.30%                      --                     133
                                                                    ------                  ------
Gross long-term debt                                                   475                   1,452
                                                                    ------                  ------
Less unamortized discount                                               (8)                    (15)
Less current maturities of long-term debt                             (140)                   (910)
                                                                    ------                  ------
Net long-term debt                                                  $  327                  $  527
                                                                    ======                  ======

A summary of the minimum annual repayments of long-term debt as of December 31, 2001, is as follows (in millions):

     2002                   $  140
     2003                      191
     2004                       --
     2005                       --
     2006                       --
     2007 and thereafter       144
                            ------
          Total             $  475
                            ======

     Purchase accounting related adjustments due to the merger totaled $27 million, which is included in "Long-term debt" in the accompanying Consolidated Balance Sheets. Amortization of the related purchase accounting adjustments resulted in expense of approximately $6 million and $11 million for the years ended December 31, 2001 and 2000, and $2 million for the period November 12, 1999 through December 31, 1999, which is included in "Interest expense" in the accompanying Consolidated Statements of Income. The remaining purchase accounting adjustments as of December 31, 2001 total $8 million, which will be recognized as an increase to "Interest expense to third parties" in the accompanying Consolidated Statements of Income over the next 70 months.

     During 2001, Case Credit issued no additional debt and retired $900 million of long-term debt in accordance with scheduled maturities. During 2000, Case Credit retired an aggregate of $534 million of long-term debt. Also

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES during 2000, Case Credit Australia Pty. Ltd., issued A$75 million of its medium-term notes pursuant to a medium-term note program. These notes have maturities that range from twenty- four to thirty-six months and bear interest based on BBSW (7.12% as of December 31, 2000), for the floating-rate notes. The net proceeds from this issuance were used to fund Case Credit Australia Pty. Ltd's growth initiatives and for other corporate purposes.

Note 10: Income Taxes

     The income and expenses of Case Credit and its domestic subsidiaries are included in the consolidated income tax return of Case. The Company's Canadian subsidiaries file separate income tax returns. In addition, Case Credit's Australian subsidiaries are permitted income tax relief with Case's Australian subsidiaries. Provisions for income taxes for all periods are made as if Case Credit filed a separate income tax return. Any liability or benefit incurred by Case resulting from the inclusion of Case Credit in its income tax returns was reimbursed to or paid by Case Credit or the appropriate subsidiary.

     At December 31, 2001 and 2000, the Company has current taxes receivable of $3 million and $6 million, respectively, which are included in "Affiliated accounts and notes receivable" in the accompanying Consolidated Balance Sheets.

     The sources of (loss) income before taxes were as follows (in millions):


                                                               Post-acquisition                         Pre-acquisition
                                                             basis of accounting                      basis of accounting
                                              -----------------------------------------------------   -------------------
                                                Year ended         Year ended        November 12 to       January 1 to
                                               December 31,       December 31,        December 31,         November 11
                                                   2001                2000               1999                1999
                                                   ----                ----               ----                ----
U.S. sources                                     $ (24)              $   2                $ 10                $ 72
Foreign sources                                    (19)                (21)                 (4)                 18
                                                 -----               -----                ----                ----
(Loss) income before taxes                       $ (43)              $ (19)               $  6                $ 90
                                                  ====                ====                ====                ====


     The (benefit) provision for income taxes is as follows (in millions):

                                                               Post-acquisition                         Pre-acquisition
                                                             basis of accounting                      basis of accounting
                                              -----------------------------------------------------   -------------------
                                                Year ended         Year ended        November 12 to       January 1 to
                                               December 31,       December 31,        December 31,         November 11
                                                   2001                2000               1999                1999
                                                   ----                ----               ----                ----
Current:
     United States                                 $ 25                $  4               $  1                $ 15
     Foreign                                         (6)                 (4)                --                   8
     State                                            3                  (4)                --                  --
                                                   ----                ----               ----                ----
          Total current                              22                  (4)                 1                  23
                                                   ====                ====               ====                ====
Deferred:
     United States                                  (33)                 (4)                 2                   8
     Foreign                                         (2)                 (3)                --                  --
     State                                           (5)                 --                 --                   1
                                                   ----                ----               ----                ----
          Total deferred                            (40)                 (7)                 2                   9
                                                   ----                ----               ----                ----
          Total tax (benefit) provision            $(18)               $(11)              $  3                $ 32
                                                   ====                ====               ====                ====

     Following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the tax provision reflected in the accompanying Consolidated Statements of Income (in millions):

                                                               Post-acquisition                         Pre-acquisition
                                                             basis of accounting                      basis of accounting
                                              -----------------------------------------------------   -------------------
                                                Year ended         Year ended        November 12 to       January 1 to
                                               December 31,       December 31,        December 31,         November 11
                                                   2001                2000               1999                1999
                                                   ----                ----               ----                ----
Tax (benefit) provision at U.S. Federal
income tax rate                                    $(15)               $ (7)              $  2                $ 32
State taxes, net of Federal benefit                  (5)                 (6)                --                  --
Goodwill amortization                                 2                   2                 --                  --
Other                                                --                  --                  1                  --
                                                   ----                ----               ----                ----
     Total tax provision                           $(18)               $(11)              $  3                $ 32
                                                   ====                ====               ====                ====

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

     Case Credit has not recorded valuation allowances against deferred tax assets as management believes it is more likely than not that such assets will be realizable. Deferred tax assets and deferred tax liability are included in "Other assets" and "Accounts payable and other accrued liabilities", respectively, in the accompanying Consolidated Balance Sheets.

     The components of the net deferred tax assets (liabilities) are as follows (in millions):


                                                  December 31, 2001        December 31, 2000
                                                  -----------------        -----------------
Deferred tax assets (liabilities):
     Allowance for credit losses                         $ 78                    $ 24
     Deferred gains on sales of receivables               (25)                    (28)
     Accrued expenses                                       2                       4
     Leasing adjustments                                    1                       1
     Depreciation                                         (71)                    (64)
     Purchasing accounting adjustment                     (10)                     (5)
     Other                                                (11)                     (8)
                                                         ----                    ----
          Net deferred tax liabilities                   $(36)                   $(76)
                                                         ====                    ====

Note 11: Financial Instruments

Fair Market Value of Financial Instruments

     The estimated fair market values of financial instruments that do not approximate the carrying values in the financial statements are as follows (in millions):


                                   December 31, 2001         December 31, 2000
                                ----------------------    ----------------------
                                 Carrying                  Carrying
                                  Amount    Fair Value      Amount    Fair Value
                                 --------   ----------     --------   ----------

Notes receivable                  $ 2,678      $ 2,660      $ 2,732      $ 2,712
Long-term debt                        467          441        1,437        1,306

     The fair market value of "Notes receivable" was based on discounting the estimated future payments of fixed-rate receivables at prevailing market rates. The fair value of the interest only strip component of the "Due from trusts" included in total receivables in the accompanying Consolidated Balance Sheets was based on loss, prepayment and interest rate assumptions approximating those currently experienced by the Company. The carrying amounts of floating-rate receivables, ABS certificates, and certificates of deposit approximate their fair market value. The fair value of long-term debt was based on quoted market prices and the carrying amount of short-term debt approximates its fair value. As derivatives are recorded at fair market value on the balance sheet, the carrying amount and fair market value are equivalent.

Derivatives

     Case Credit utilizes derivative instruments to mitigate its exposure to interest rate risk. The Company does not issue such instruments for trading purposes. These instruments include interest rate swaps, forward starting swaps and back-to-back interest rate caps. Interest rate swaps that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to the anticipated issuance of short-term LIBOR based debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in other comprehensive loss and recognized in "Interest expense to third parties" in the accompanying Consolidated Statements of Income over the period in which the Company recognizes interest expense on the related debt. Any ineffectiveness in the hedging relationships was insignificant during 2001. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 48 months, and the Company expects approximately $7 million net of tax losses deferred in other comprehensive income to be recognized in earnings over the 12 months ended December 31, 2002.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

     Interest rate swaps that have been designated in fair value hedge relationships are being used by the Company to mitigate the risk of reductions in the fair value of existing fixed rate medium-term notes due to decreases in LIBOR based interest rates. Gains and losses on these instruments are reflected in "Interest expense to third parties" in the accompanying Consolidated Statements of Income in the period in which they occur and an offsetting gain or loss is also reflected in "Interest expense to third parties" based on changes in the fair value of the debt instrument being hedged due to changes in LIBOR based interest rates. There was no ineffectiveness as a result of fair value hedge relationships in 2001.

     Case Credit enters into forward starting interest rate swaps as hedges of the anticipated issuance of fixed rate securities to outside investors in ABS transactions. The purpose of this instrument is to protect fixed rate debt issuances from fluctuations in the LIBOR yield of U.S. dollar swap rates that form the basis of pricing the ABS transaction. The changes in the fair market value of these instruments are highly correlated to changes in the fair value of the anticipated cash flows from the securities to be issued. Gains and losses are deferred in other comprehensive loss and recognized in "Net gain on retail and wholesale notes sold" in the accompanying Consolidated Statements of Income at the time of the ABS issuance. Ineffectiveness of these hedge relationships was insignificant in 2001.

     Case Credit also utilizes both back-to-back interest rate swaps and back-to-back interest rate caps that are not designated in hedge relationships. These instruments are used to mitigate interest rate risk related to the Company's asset-backed commercial paper facility and various limited purpose business trusts associated with the Company's retail note asset-backed securitization programs in North America. These facilities and trusts require Case Credit to enter into interest rate swaps and caps. To ensure that these transactions do not result in the Company being exposed to this risk, Case Credit enters into an offsetting interest rate swap or cap with substantially similar terms. Net gains and losses on these instruments were insignificant for 2001.

Note 12: Related Party Transactions / Affiliated Debt

     Case Credit receives compensation from Case for retail lease contracts that were created under certain low-rate financing programs and interest waiver programs offered by Case. The amount of such compensation not yet paid by Case as of December 31, 2001 and 2000, was $6 million and $8 million, respectively, and is included in "Affiliated accounts and notes receivables" in the accompanying Consolidated Balance Sheets.

     Operating expenses include charges from Case for administrative expenses related to employees who perform specific functions for Case Credit. Such charges amounted to $33 million and $31 million for the years ended December 31, 2001 and 2000, respectively, $2 million for the period November 12 to December 31, 1999, and $31 million for the period January 1 to November 11, 1999 and is included in "Administrative and operating expenses" in the accompanying Consolidated Statements of Income. Management believes that these charges reasonably reflect the actual costs of services provided.

     As of December 31, 2001, New Holland Credit Company has various loans totaling $443 million to Case Credit. These loans bear interest based on one-month LIBOR (2.45% - 2.55% as of December 31, 2001), and mature in the first quarter of 2002. As part of asset-backed securitizations (see Note 2, "Summary of Significant Accounting Policies"), Case Credit purchased $900 million of receivables from New Holland Credit Company at fair market value during 2001.

     As of December 31, 2001, CNH has various loans totaling $1,163 million to Case Credit. These loans bear interest based on one-month LIBOR (2.49% - 4.75% as of December 31, 2001), and mature in the first quarter of 2002.

     As of December 31, 2001, Case Canada Corporation has various loans totaling $217 million to Case Credit Ltd. These loans bear interest based on one-month LIBOR (3.12% as of December 31, 2001), and mature in the first quarter of 2002.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

     As of December 31, 2001, Fiat has various loans totaling $76 million to Case Credit Ltd. These loans bear interest based on one-month Banker's Acceptance (2.76% - 3.82% as of December 31, 2001), and mature in the first quarter of 2002.

     As of December 31, 2001, Fiat has various loans totaling $47 million to Case Credit. These loans bear interest based on three-month LIBOR (2.85% as of December 31, 2001), and mature in 2003.

     As of December 31, 2001, Fiat has various loans totaling $31 million to Case Credit Australia. These loans bear interest based on Japanese LIBOR (.57% as of December 31, 2001), and mature in the first quarter of 2002.

     As of December 31, 2001, Case Canada Investments Ltd. has various loans totaling $13 million to Case Credit Ltd. These loans bear interest based on Prime + .75% (7.44% as of December 31, 2001), and mature in the first quarter of 2002.

Note 13: Commitments and Contingencies

Legal Matters

     The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on Case Credit's financial position or results of operations.

Commitments

     Commitments under capital and operating leases are not significant to the financial statements. Total rental expense for operating leases was minimal for the years ended December 31, 2001 and 2000 and for the periods November 12 to December 31, 1999, and January 1 to November 11, 1999.

     Case Credit's private label credit card had various commitments to extend credit, net of balances outstanding, of $2,111 million and $1,648 million for the years ended December 31, 2001 and 2000, respectively.

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

     A summary of Case Credit's reportable segment and geographical information is set forth in the following table (in millions):

                                                                 Post-acquisition                       Pre-acquisition
                                                                basis of accounting                    basis of accounting
                                                ----------------------------------------------------   -------------------
                                                   Year ended        Year ended       November 12 to      January 1 to
                                                  December 31,      December 31,       December 31,        November 11,
                                                      2001               2000              1999               1999
                                                      ----               ----              ----               ----

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

Revenues:
United States                                    $   401    $   396    $    44      $   312
Canada                                                48         42          4           48
Australia                                             24         29          2           28
Other                                                 --         --         --            1
                                                 -------    -------    -------      -------
     Total                                       $   473    $   467    $    50      $   389
                                                 =======    =======    =======      =======
Interest expense:
United States                                    $   159    $   179    $    22      $   124
Canada                                                21         29          3           23
Australia
                                                      17         21         --           16
                                                 -------    -------    -------      -------
     Total                                       $   197    $   229    $    25      $   163
                                                 =======    =======    =======      =======
Segment (loss) profit:
United States                                    $   (10)   $     6    $     7      $    48
Canada                                               (10)        (7)        (1)           6
Australia                                             (5)        (6)        (3)           4
Other                                                 --         (1)        --           --
                                                 -------    -------    -------      -------
     Total                                       $   (25)   $    (8)   $     3      $    58
                                                 =======    =======    =======      =======
Depreciation and amortization:
United States                                    $    70    $    74    $    13      $    58
Canada                                                 3          4          1            4
Australia                                             --         --         --           --
                                                 -------    -------    -------      -------
     Total                                       $    73    $    78    $    14      $    62
                                                 =======    =======    =======      =======
Expenditures for additions to long-lived
assets*:
United States                                    $   229    $   117    $     8      $   134
Canada                                                11          1          8            1
                                                 -------    -------    -------      -------
     Total                                       $   240        118    $    16      $   135
                                                 =======    =======    =======      =======
Segment assets (at the end of the period):
United States                                    $ 3,231    $ 2,923    $ 2,891      $ 2,857
Canada                                               433        491        549          494
Australia                                            363        459        536          510
Other                                                  3          1          4            4
                                                 -------    -------    -------      -------
     Total                                       $ 4,030    $ 3,874    $ 3,980      $ 3,865
                                                 =======    =======    =======      =======
Long-lived assets* (at the end of the period):
United States                                    $   463    $   532    $   496      $   507
Canada                                                20         23         26         26
                                                 -------    -------    -------      -------
     Total                                       $   483    $   555    $   522      $   533
                                                 =======    =======    =======      =======

* Includes equipment on operating lease and property, plant, and equipment

Note 15: Quarterly Financial Information (Unaudited)


                                        First Quarter    Second Quarter    Third Quarter     Fourth Quarter
                                        -------------    --------------    -------------     --------------
2001

Total revenue                               $ 110             $ 136             $ 72             $ 155
Profit before taxes                           (12)                3              (19)              (15)
Net (loss) income                              (8)                2              (12)               (7)

2000

Total revenue                               $ 104             $ 108            $ 128             $ 127
Profit before taxes                             2                 3               17               (41)
Net (loss) income                               1                 2               11               (22)

1999

Total revenue                               $ 109             $ 117            $ 120             $  93
Profit before taxes                            31                34               34                (3)
Net (loss) income                              20                21               22                (2)

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

                               REPORTS ON FORM 6-K

     In a Current Report filed on 6-K dated March 30, 2001, CNH Global, N.V. ("CNH"), the indirect parent of Case Corporation, announced CNH, Kobe Steel and Kobelco to set up global alliance in their construction equipment business. The agreement includes substantial cross investment among the companies.

     In a Current Report filed on 6-K dated April 9, 2001, CNH announced its joint venture agreement with Shanghai Tractor and Internal Combustion Engine Corporation.

     In a Current Report filed on 6-K dated April 11, 2001, CNH announced the death of New Holland pioneer, George C. Delp.

     In a Current Report filed on 6-K dated April 16, 2001, CNH announced its summary of North American retail unit sales activity for selected agricultural and construction equipment and indicators of North American dealer inventory levels for selected agricultural equipment for various periods.

     In a Current Report filed on 6-K dated April 30, 2001, CNH announced its unaudited financial results for the quarter ended March 31, 2001.

     In a Current Report filed on 6-K dated May 4, 2001, CNH announced its shareholders approve a dividend for the year 2000.

     In a Current Report filed on 6-K dated May 15, 2001, CNH announced its summary of North American retail unit sales activity for selected agricultural and construction equipment and indicators of North American dealer inventory levels for selected agricultural equipment for various periods.

     In a Current Report filed on 6-K dated June 18, 2001, CNH announced its summary of North American retail unit sales activity for selected agricultural and construction equipment and indicators of North American dealer inventory levels for selected agricultural equipment for various periods.

     In a Current Report filed on 6-K dated July 20, 2001, CNH announced its summary of North American retail unit sales activity for selected agricultural and construction equipment and indicators of North American dealer inventory levels for selected agricultural equipment for various periods.

     In a Current Report filed on 6-K dated July 24, 2001, CNH announced its unaudited financial results for the quarter ended June 30, 2001.

     In a Current Report filed on 6-K dated August 16, 2001, CNH announced its summary of North American retail unit sales activity for selected agricultural and construction equipment and indicators of North American dealer inventory levels for selected agricultural equipment for various periods.

     In a Current Report filed on 6-K dated September 14, 2001, CNH announced its summary of North American retail unit sales activity for selected agricultural and construction equipment and indicators of North American dealer inventory levels for selected agricultural equipment for various periods.

     In a Current Report filed on 6-K dated October 4, 2001, CNH announced that weakening sales of construction equipment to impact its fourth quarter earnings.

     In a Current Report filed on 6-K dated October 5, 2001, CNH announced the ground breaking on a major addition to its Racine, Wisconsin manufacturing facility.

     In a Current Report filed on 6-K dated October 10, 2001, CNH announced its participation in the Department of Commerce trade mission to Russia.

     In a Current Report filed on 6-K dated October 17, 2001, CNH announced its summary of North American retail unit sales activity for selected agricultural and construction equipment and indicators of North American dealer inventory levels for selected agricultural equipment for various periods.

     In a Current Report filed on 6-K dated October 25, 2001, CNH announced its unaudited financial results for the quarter ended September 30, 2001.

     In a Current Report filed on 6-K dated November 14, 2001, CNH announced its summary of North American retail unit sales activity for selected agricultural and construction equipment and indicators of North American dealer inventory levels for selected agricultural equipment for various periods.

     In a Current Report filed on 6-K dated November 19, 2001, CNH announced CNH Capital, the financial services arm of CNH, executed a $1.0 billion asset-backed securitization by CNH Capital Receivables Inc.

     In a Current Report filed on 6-K dated December 5, 2001, CNH announced its venture with Shanghai Tractor and Internal Combustion Engine Corporation receives government approval.

     In a Current Report filed on 6-K dated December 13, 2001, CNH announced its summary of North American retail unit sales activity for selected agricultural and construction equipment and indicators of North American dealer inventory levels for selected agricultural equipment for various periods.

     In a Current Report filed on 6-K dated December 21, 2001, CNH announced an extraordinary general meeting of the Company's shareholders for the purpose of adopting certain amendments to the articles of association of the Company, increasing the Company's authorized share capital, and authorizing the board to resolve on any future issuance of shares for a period of five years.

     In a Current Report filed on 6-K dated January 10, 2002, CNH announced the completion of its global alliance with Kobe Steel, Ltd., and Kobelco Construction Machinery Co., Ltd. for the development, production and selling of crawler excavators, including mini-excavators, on a worldwide basis.

     In a Current Report filed on 6-K dated January 18, 2002, CNH announced its summary of North American retail unit sales activity for selected agricultural and construction equipment and indicators of North American dealer inventory levels for selected agricultural equipment for various periods.

     In a Current Report filed on 6-K dated January 23, 2002, CNH announced its 2001 fourth quarter and full year financial results on February 7, 2002. Via a conference call, senior management discussed the 2001 results and its 2002 outlook.

     In a Current Report filed on 6-K dated February 5, 2002, CNH announced the shareholders of the Company, in an extraordinary general meeting, had approved adoption of certain amendments to the articles of association of the Company, increased the Company's authorized share capital, and authorized the board to resolve on any future issuance of shares for a period of five years.

     In a Current Report filed on 6-K dated February 8, 2002, CNH announced its unaudited financial results for the quarter and year ended December 31, 2001.

                         REPORTS ON FORM 6-K (Concluded)

In a Current Report filed on 6-K dated February 19, 2002, CNH announced its summary of North American retail unit sales activity for selected agricultural and construction equipment and indicators of North American dealer inventory levels for selected agricultural equipment for various periods.

     In a Current Report filed on 6-K dated March 20, 2002, CNH announced its summary of North American retail unit sales activity for selected agricultural and construction equipment and indicators of North American dealer inventory levels for selected agricultural equipment for various periods.

     In a Current Report filed on 6-K dated March 27, 2002, CNH announced its shareholders approved a dividend for the year 2001.

     In a Current Report filed on 6-K dated March 27, 2002, CNH announced its plan to increase equity and reduce debt through two separate and concurrent actions: a public offering of 50 million newly issued shares of common stock, and the issuance of equity to majority shareholder Fiat, in exchange for debt.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Case Credit Corporation

                                                      By: /s/ Mario Ferla
                                                         ----------------------
                                                              Mario Ferla
                                                         Senior Vice President
                                                         and Chief Financial
                                                         Officer

     Date: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                                           Title

     /s/ Mario Ferla                    Principal Executive Officer and Director
     ---------------
     Mario Ferla

     /s/ Mario Ferla                  Principal Financial and Accounting Officer
     ---------------                  and Director

     Mario Ferla

Date: March 29, 2002

     Supplemental Information To Be Furnished With Reports Filed Pursuant to
Section 15(d) Of The Act By Registrants Which Have Not Registered Securities Pursuant To Section 12 Of The Act.

     No annual report to security holders covering the registrant's fiscal year ended December 31, 2001, or any proxy material has been sent to the registrant's security holders.

                                  EXHIBIT INDEX

                                                                                   Sequential
   Exhibit                                                                         Page
   Number                    Description of Exhibit                                Numbers
   ------                    ----------------------                                -------

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


                                                                                       Sequential
Exhibit                                                                                  Page
Number                       Description of Exhibit                                     Numbers
------                       ----------------------                                     -------

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


                                                                                         Sequential
 Exhibit                                                                                 Page
 Number                      Description of Exhibit                                      Numbers
 -------                     ----------------------                                      ----------
         Manhattan Bank, as Administrative Agent. (Filed as Exhibit 10(c) to the
         Company's Annual Report for the year ended December 31, 1996, and incorporated herein by reference.)

10(b)(3) Second Amendment, dated as of August 25, 1997, to the Revolving Credit and Guarantee Agreement, dated as of August 23, 1996, among Case Credit
         Corporation, certain foreign Subsidiaries from time to time parties thereto, the Lenders parties thereto, the Co-Agents and Lead Managers named therein, and The Chase Manhattan Bank, as Administrative Agent.
         (Filed asExhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1997, and incorporated herein by reference.)

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

                                                                                         Sequential
Exhibit                                                                                     Page
Number                       Description of Exhibit                                        Numbers
-------                      ----------------------                                      ----------
10(e)(1) Amended and Restated Transfer and Administration Agreement, dated as of
         December 15, 2000, among CNH Capital Receivables Inc., as Transferor, Case
         Credit Corporation, in its individual capacity and as Servicer, certain
         Conduit Purchasers named therein, certain APA Banks named therein, certain
         Funding Agents named therein, and The Chase Manhattan Bank, as
         Administrative Agent.

12       Computation of Ratio of Earnings to Fixed Charges.

23       The consent of Arthur Andersen LLP, Independent Public Accountants.

99       Management Rep