Form 10-Q
period 2002-03-31
CASE CREDIT CORP
filed 2002-05-15
CIK 1005319

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

   Common Stock, par value $5.00 per share: 200 shares outstanding as of May 15, 2002, all of which are owned by CNH Capital Corporation.

   The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

================================================================================

                               TABLE OF CONTENTS

                                                                     Page
                                                                     ----
                                  PART I
      Item 1. Financial Statements
              Consolidated Statements of Income.....................   3
              Consolidated Balance Sheets...........................   4
              Consolidated Statements of Cash Flows.................   5
              Consolidated Statements of Changes in Stockholder's
                Equity..............................................   6
              Notes to Financial Statements.........................   7
      Item 2. Management's Analysis of Results of Operations........  10

                                  PART II
      Item 1. Legal Proceedings.....................................  *
      Item 2. Changes in Securities.................................  *
      Item 3. Defaults Upon Senior Securities.......................  *
      Item 4. Submission of Matters to a Vote of Security Holders...  *
      Item 5. Other Information.....................................  *
      Item 6. Exhibits and Reports on Form 8-K......................  13

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                    PART I.

Item 1.  Financial Statements.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (in millions)
                                  (Unaudited)

                                                                       Three Months Ended Three Months Ended
                                                                         March 31, 2002     March 31, 2001
                                                                       ------------------ ------------------
Revenues:
   Finance income earned on retail and other notes and finance leases.        $35                $ 45
   Interest income from Case Corporation..............................         11                  16
   Net gain on retail and wholesale notes sold........................         14                   6
   Securitization and servicing fee income............................          7                  12
   Lease income on operating leases...................................         25                  27
   Other income.......................................................          6                   4
                                                                              ---                ----
       Total revenues.................................................         98                 110
Expenses:
   Interest expense:
   Interest expense to third parties..................................         21                  31
   Interest expense to affiliates.....................................         18                  21
                                                                              ---                ----
       Total interest expense.........................................         39                  52
Operating expenses:
   Fees charged by Case Corporation...................................          7                  12
   Administrative and operating expenses..............................          9                   5
   Provision for credit losses........................................         22                  33
   Goodwill amortization..............................................         --                   2
   Depreciation of equipment on operating leases......................         19                  17
   Other..............................................................          1                   1
                                                                              ---                ----
       Total operating expenses.......................................         58                  70
                                                                              ---                ----
       Total expenses.................................................         97                 122
                                                                              ---                ----
Income (loss) before taxes............................................          1                 (12)
Income tax (benefit)..................................................         --                  (4)
                                                                              ---                ----
Net income (loss).....................................................        $ 1                $ (8)
                                                                              ===                ====

 The accompanying notes to financial statements are an integral part of these
                      Consolidated Statements of Income.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                       (in millions, except share data)
                                  (Unaudited)

                                                                              March 31, December 31,
                                A S S E T S                                     2002        2001
                                -----------                                   --------- ------------
Cash and cash equivalents....................................................  $   32      $   69
Retail and other notes and finance leases....................................   1,583       1,665
Wholesale notes and accounts.................................................     999         924
Due from trusts..............................................................     229         237
                                                                               ------      ------
       Total receivables.....................................................   2,811       2,826
Allowance for credit losses..................................................    (157)       (148)
                                                                               ------      ------
       Total receivables--net................................................   2,654       2,678
Affiliated accounts and notes receivable.....................................     196         173
Asset-backed certificates....................................................     165         204
Equipment on operating leases, at cost.......................................     549         569
Accumulated depreciation.....................................................     (87)        (96)
                                                                               ------      ------
       Net equipment on operating leases.....................................     462         473
Property and equipment, at cost..............................................      15          15
Accumulated depreciation.....................................................      (6)         (5)
                                                                               ------      ------
       Net property and equipment............................................       9          10
Goodwill, net of accumulated amortization....................................     113         113
Assets held for sale.........................................................      67          89
Other assets.................................................................     179         221
                                                                               ------      ------
       Total.................................................................  $3,877      $4,030
                                                                               ======      ======
     L I A B I L I T I E S  A N D  S T O C K H O L D E R ' S  E Q U I T Y
     --------------------------------------------------------------------
Short-term debt..............................................................  $  571      $  717
Accounts payable and other accrued liabilities...............................     364         361
Affiliated debt..............................................................   2,161       1,990
Deposits withheld from dealers...............................................      10          10
Long-term debt...............................................................     136         327
                                                                               ------      ------
       Total liabilities.....................................................   3,242       3,405
                                                                               ------      ------
Stockholder's equity:
   Common Stock, $5 par value, 200 shares authorized, issued and outstanding.      --          --
   Paid-in capital...........................................................     695         695
   Accumulated other comprehensive loss......................................     (31)        (40)
   Retained deficit..........................................................     (29)        (30)
                                                                               ------      ------
       Total stockholder's equity............................................     635         625
                                                                               ------      ------
       Total.................................................................  $3,877      $4,030
                                                                               ======      ======

 The accompanying notes to financial statements are an integral part of these
                         Consolidated Balance Sheets.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (in millions)
                                  (Unaudited)

                                                                         Three Months Ended Three Months Ended
                                                                           March 31, 2002     March 31, 2001
                                                                         ------------------ ------------------
Operating activities:
Net income (loss).......................................................      $     1            $    (8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Purchase accounting amortization.....................................            2                  5
   Depreciation and amortization........................................           21                 20
   Provision for credit losses..........................................           22                 33
   Deferred income tax expense (benefit)................................            8                 (4)
   Net gain on retail and wholesale notes sold..........................          (14)                (6)
   Unremitted equity method earnings from joint ventures................           (2)                (1)
   Changes in components of working capital:
       (Increase) in affiliated receivables.............................          (23)                (6)
       Decrease in other assets.........................................           67                 15
       (Decrease) in accounts payable and other accrued liabilities.....           (6)               (32)
       Other, net.......................................................            8                (11)
                                                                              -------            -------
          Net cash provided by operating activities.....................           84                  5
                                                                              -------            -------
Investing activities:
Cost of retail and wholesale receivables acquired.......................       (1,525)            (1,477)
Proceeds from sales of retail and wholesale receivables.................        1,079                443
Collections of retail and wholesale receivables.........................          460                512
Purchase of equipment on operating leases (net of disposals)............           (8)                (1)
Decrease in investments and other assets................................           39                 17
                                                                              -------            -------
          Net cash provided (used) by investing activities..............           45               (506)
                                                                              -------            -------
Financing activities:
Proceeds from issuance of affiliate debt (net of repayment).............          171                542
Payment of long-term debt...............................................         (140)              (370)
(Decrease) increase in borrowings under revolving credit facilities.....         (197)               316
                                                                              -------            -------
          Net cash (used) provided by financing activities..............         (166)               488
                                                                              -------            -------
(Decrease) in cash and cash equivalents.................................          (37)               (13)
Cash and cash equivalents, beginning of period..........................           69                 38
                                                                              -------            -------
Cash and cash equivalents, end of period................................      $    32            $    25
                                                                              =======            =======
Cash paid during the period for interest................................      $    41            $    58
                                                                              =======            =======
Cash paid during the period for taxes...................................      $     1            $     7
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

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (in millions)
                                  (Unaudited)

                                                                 Accumulated
                                                                    Other     Retained
                                                 Common Paid-in Comprehensive Earnings        Comprehensive
                                                 Stock  Capital Income/(Loss) (Deficit) Total Income (Loss)
                                                 ------ ------- ------------- --------- ----- -------------
Balance, December 31, 2000......................  $--    $674       $(16)       $ (5)   $653
Capital injection...............................           21                             21
Comprehensive loss:
   Net loss.....................................   --      --         --         (25)    (25)     $(25)
   Translation adjustment.......................   --      --        (13)         --     (13)      (13)
   Unrealized loss on effective hedges:
       Cumulative effect of change in
         accounting principle...................                      (5)                 (5)       (5)
       Reclassification of deferred loss to
         earnings...............................                       3                   3         3
       Unrealized loss for the period...........                      (9)                 (9)       (9)
                                                                    ----                ----      ----
       Balance of unrealized loss on
         effective hedges.......................                     (11)                (11)      (11)
                                                                                                  ----
          Total.................................                                                  $(49)
                                                  ---    ----       ----        ----    ----      ====
Balance, December 31, 2001......................  $--    $695       $(40)       $(30)   $625
Comprehensive loss:
   Net income...................................   --      --         --           1       1         1
   Translation adjustment.......................   --      --          4          --       4         4
   Unrealized loss on effective hedges:
       Reclassification of deferred loss to
         earnings...............................   --      --          3          --       3         3
       Unrealized loss for the period...........   --      --          2          --       2         2
                                                                    ----                ----      ----
       Balance of unrealized loss on
         effective hedges.......................   --      --          5          --       5         5
                                                                                                  ----
          Total.................................                                                  $ 10
                                                  ---    ----       ----        ----    ----      ====
Balance, March 31, 2002.........................  $--    $695       $(31)       $(29)   $635
                                                  ===    ====       ====        ====    ====

 The accompanying notes to financial statements are an integral part of these Consolidated Statements of Changes in Stockholder's Equity.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(1)--Basis of Presentation

   The accompanying financial statements reflect the consolidated results of Case Credit Corporation and its subsidiaries (collectively, "Case Credit" or the "Company"). All significant intercompany transactions have been eliminated in consolidation.

   Case Credit is a wholly owned subsidiary of CNH Capital Corporation ("CNH Capital"). CNH Capital, a wholly owned subsidiary of Case Corporation ("Case"), provides broad-based financial services for the global marketplace. Case Corporation is a wholly owned subsidiary of CNH Global N.V. ("CNH"). Through Fiat Netherlands Holding N.V. ("Fiat Netherlands Holding"), formerly New Holland Holdings N.V., Fiat S.p.A ("Fiat") owns approximately 84.6% of CNH's outstanding common shares as of March 31, 2002.

   In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of March 31, 2002, and the results of operations, changes in stockholder's equity and cash flows for the periods indicated. We suggest that you read these interim financial statements in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001. Interim financial results are not necessarily indicative of operating results for an entire year.

   Certain reclassifications have been made to conform previously issued financial statements to the current 2002 presentation.

(2)--Accounting Pronouncements

   In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that, effective January 1, 2002, existing goodwill and intangible assets with indefinite lives are no longer subject to amortization over their estimated useful life, but rather are subject to at least an annual assessment for impairment by applying a fair value based test. As part of the impairment test for goodwill, the Company will compare the estimated fair value of each reporting unit with allocated goodwill to the carrying amount of the reporting units' assets and liabilities, including goodwill. If the fair value exceeds its carrying amount, no goodwill impairment charge is taken. If the fair value is less than the carrying amount, the second step of the test must be performed in which the fair value is allocated to the reporting units' assets and liabilities other than goodwill. If this allocation results in excess fair value, this value is compared to recorded goodwill and an impairment loss is recorded as a change in accounting principle. The first step of this test must be completed by June 30, 2002 and the second step must be completed by December 31, 2002. The results of the test must be recorded in the first quarter of 2002 regardless of the date the test is performed. After the initial adoption, annual impairment losses will be reported as operating expenses. The Company is currently assessing the potential impact of applying the impairment tests in this statement to its existing goodwill, and prior to the application of such tests, adoption of the statement reduced goodwill amortization expense by $2 million for the three months ended March 31, 2002.

(3)--Asset-Backed Securitizations

   During the first three months of 2002, a limited-purpose business trust organized by CNH Capital issued $1 billion of asset-backed securities to outside investors. As of March 31, 2002, Case Credit had sold $674 million of retail notes to a trust in connection with this securitization. Of the $674 million of retail receivables sold to the trusts, Case Credit originated $413 million and the remaining $261 million were purchased at fair value from New Holland Credit Company LLC ("New Holland Credit Company", a wholly owned subsidiary of CNH). During the first three months of 2001, there were no asset-backed securities issued to outside investors. As of

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

March 31, 2001, Case Credit had sold $72 million of retail notes to the trusts in connection with a prefunded 2000 securitization. Of the $72 million of retail receivables sold to the trusts, Case Credit originated $54 million and the remaining $18 million were purchased at fair value from New Holland Credit Company. The proceeds from the sale of retail notes during the first three months of 2002 and 2001 were used to repay outstanding debt and to finance the purchase of additional receivables.

(4)--Long-Term Debt

   During the first quarter of 2002 and 2001, Case Credit retired $140 million and $370 million, respectively, of long-term debt in accordance with scheduled maturities.

(5)--Income Taxes

   Case Credit's effective income tax rate of 35% for the first three months of 2002 did not differ significantly from the U.S. statutory tax rate. Case Credit's effective income tax rate of 33% for the first three months of 2001 was lower than the U.S. statutory tax rate of 35%, primarily due to non-deductible expenses such as goodwill and capital taxes, foreign income taxed at different rates, and state income taxes.

(6)--Wholesale Receivables Securitization

   Case Credit funds a significant portion of its United States wholesale receivables by means of sales, on a revolving basis, pursuant to securitization programs through a privately structure facility. Effective March 6, 2002, this facility was amended as a 364-day, $450 million co-purchase facility that is renewable annually at the sole discretion of the purchasers.

(7)--Related Party Transactions / Affiliated Debt

   As of March 31, 2002, New Holland Credit Company has various loans totaling $452 million to Case Credit. These loans bear interest based on one-month LIBOR (2.37%--2.38% as of March 31, 2002), and mature in the second quarter of 2002. As part of asset-backed securitizations, Case Credit purchased $168 million of receivables from New Holland Credit Company at fair market value during the first three months of 2002.

   As of March 31, 2002, CNH has various loans totaling $1,224 million to Case Credit. These loans bear interest based on one-month LIBOR (2.40%--4.75% as of March 31, 2002), and mature in the second quarter of 2002.

   As of March 31, 2002, Case Canada Corporation has various loans totaling $237 million to Case Credit Ltd. These loans bear interest based on one-month LIBOR (2.67% as of March 31, 2002), and mature in the second quarter of 2002.

   As of March 31, 2002, Fiat has various loans totaling $135 million to Case Credit. These loans bear interest based on three-month LIBOR (2.56%--3.04% as of March 31, 2002), and mature in 2003.

   As of March 31, 2002, Fiat has various loans totaling $83 million to Case Credit Ltd. These loans bear interest based on one-month Banker's Acceptance (2.58%--3.14% as of March 31, 2002), and mature in the second quarter of 2002.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(Concluded)


   As of March 31, 2002, CNH has various loans totaling $13 million to Case Credit Ltd. These loans bear interest based on Canadian LIBOR (2.66% as of March 31, 2002), and mature in the second quarter of 2002.

   As of March 31, 2002, CNH has various loans totaling $12 million to Case Credit Australia. These loans bear interest based on BBSW + .50% (4.80% as of March 31, 2002), and mature in the second quarter of 2002.

   As of March 31, 2002, New Holland Credit Company has various loans totaling $5 million to Case Credit Australia. These loans bear interest based on BBSW + ..50% (4.80% as of March 31, 2002), and mature in the second quarter of 2002.

   As of March 31, 2002, $70 million of accounts payable and other accrued liabilities are payable to related parties.

Item 2.  Management's Analysis of Results of Operations.

Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

Net Income

   Case Credit recorded net income of $1 million for the first quarter of 2002, as compared to net loss of $8 million in the prior period. Net income increased quarter over quarter primarily due to (on a pre-tax basis) an increase of $3 million in gains on sales of receivables and other securitization related income, lower interest expense of $13 million and a decrease of $11 million in provision for credit losses partially offset by reduced net finance income earned on retail and other notes and finance leases and reduced interest income from Case of $15 million.

Revenues

   Case Credit reported total revenues of $98 million for the first quarter of 2002, a decrease of $12 million from the prior period. Net gain on retail and wholesale notes sold increased $8 million primarily due to an increase of approximately $600 million in retail notes sold while securitization and servicing income declined $5 million due primarily to a reduction in the average amount of serviced retail receivables. Finance income earned on retail and other notes and finance leases and interest income from Case decreased $15 million to $46 million due to a 145 basis point reduction in the average yield, including manufacturer's subsidies, of the on-book assets combined with an 8% reduction in the average amount of on-book assets outstanding during the quarter.

Expenses

   Interest expense for the first quarter of 2002 was $39 million, representing a decrease of $13 million from the $52 million reported in the first quarter of 2001. The decrease in interest expense primarily resulted from a 130 basis point reduction in the average borrowing costs combined with a 9% reduction in average borrowings.

   Operating expenses decreased $12 million to a total of $58 million in the first quarter of 2002 as compared to $70 million in first quarter of 2001. Provision for credit losses of $22 million decreased $11 million from the prior period as future credit losses from the Company's portfolio have been estimated to return to historic levels as the sustained weakness in the farm economy begins to reverse, and the Company's mitigation efforts continue to reduce the impact of prior years' portfolio diversification efforts into markets that have higher estimated losses than Case Credit's core agricultural and construction equipment businesses. During the first quarter, the Company ceased originating any receivables through non-Case dealers.

Originations and Serviced Portfolio

   During the first quarter of 2002, Case Credit's serviced portfolio of receivables decreased 9% over the same period last year to $6.2 billion due primarily to the liquidation of the portfolio of non-core receivables. Gross receivables originated in the first three months of 2002 increased 11% to a total of $531 million versus the same period in 2001.

Liquidity and Capital Resources

   The discussion of liquidity and sources of capital focuses on the balance sheets and off-balance sheet financing. Whenever necessary, funds from operating activities are supplemented from external sources. Liquidity in the structured ABS market and funding from asset-backed commercial paper facilities, banks and affiliates, including Fiat, are critical sources of capital to meet the Company's plan to finance the acquisition of additional receivables.

Net Indebtedness

   Case Credit's consolidated net indebtedness, defined as short- and long-term borrowings less cash and cash equivalents, is as follows (in millions):

                                            March 31, December 31,
                                              2002        2001
                                            --------- ------------
              Short-term borrowings........  $  571      $  717
              Long-term borrowings.........     136         327
              Affiliated borrowings........   2,161       1,990
              Cash and cash equivalents....     (32)        (69)
                                             ------      ------
              Net indebtedness.............  $2,836      $2,965
                                             ======      ======

   The quarter decrease in total net indebtedness at March 31, 2002 was primarily due to scheduled retirements of long-term debt out of the proceeds from the sale of retail receivables in the securitization transaction.

Off-Balance Sheet Financing

Retail

   During the first three months of 2002, Case Credit had sold $674 million of retail notes in connection with a securitization transaction. Of the $674 million of retail receivables sold, Case Credit originated $413 million and the remaining $261 million were purchased at fair value from New Holland Credit Company LLC ("New Holland Credit Company", a wholly owned subsidiary of CNH). As of March 31, 2001, Case Credit had sold $72 million of retail notes in connection with a prefunded 2000 securitization. Of the $72 million of retail receivables, Case Credit originated $54 million and the remaining $18 million were purchased at fair value from New Holland Credit Company. The proceeds from the sale of retail notes during the first three months of 2002 and 2001 were used to repay outstanding debt and to finance the purchase of additional receivables.

Wholesale

   Case Credit funds a significant portion of its United States wholesale receivables by means of sales, on a revolving basis, pursuant to securitization programs through a privately structured facility. Effective March 6, 2002, this facility was amended as a 364-day, $450 million co-purchase facility that is renewable annually at the sole discretion of the purchasers.

Future Liquidity and Capital Resources

   The Company's ability to originate new receivables and operating results are dependent on its access to the capital markets at a reasonable cost of capital. The Company's access is dependent on its stand-alone credit rating as well as that of its direct and indirect parents, Case, CNH and Fiat. Adverse ratings actions can materially impact the Company's access to funding.

   In February 2002, Moody's announced that it was reviewing the long-term debt rating of Ba2 for Case and Case Credit, as well as Fiat's Baa2 long-term and P-2 short-term debt ratings for a possible downgrade. In April 2002, Standard & Poor's announced that it was reviewing Fiat's A-3 short-term debt rating for a possible downgrade. Further ratings downgrades of either the Company's, its parents' or Fiat's debt could adversely affect its ability to access the capital markets or borrow funds at similar rates. An aggregate of approximately $450 million of Case Credit's off-balance sheet financing and indebtedness is subject to ratings triggers which will require the Company, in the event of a ratings downgrade of either its or Fiat's debt to certain levels, to terminate the sale of receivables into the facility. Effective March 2002, the Company has been able to amend the facility to link the credit ratings trigger of Fiat's long-term debt rating to an increase in pricing and the level of overcollateralization, instead of termination of the facility. The Company intends to amend the facility further to link the credit ratings trigger of the Company's long-term debt rating to an increase in pricing and the level of overcollateralization; however, the Company cannot ensure that its efforts will be successful.

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

Outlook

   The outlook for CNH's agricultural equipment and construction equipment markets is consistent with statements made by CNH in its Form 6-K filing on April 25, 2002. The financial services operations are directly impacted by the performance of CNH.

   The information contained herein involves forward-looking statements based on what CNH considers key economic assumptions, and involves risk and uncertainties that could cause actual results to differ. The information contained herein involves forward-looking statements based on what CNH considers key economic assumptions, and involves risk and uncertainties that could cause actual results to differ. Some significant factors for CNH include general economic and capital market conditions, the cyclical nature of its business, foreign currency movements, hedging practices, CNH's and its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in environmental laws, employee and labor relations, weather conditions, energy prices, real estate values, animal diseases, crop pests, harvest yields, government farm programs and consumer confidence, housing starts and construction activity, concerns pertaining to genetically modified organisms, fuel and fertilizer costs. Additionally, CNH's achievement of the anticipated benefits of the merger of New Holland and Case, including the realization of expected annual operating synergies, depends upon, among other things, industry volumes, as well as CNH's ability to integrate effectively the operations and employees of New Holland and Case, and to execute its multi-branding strategy. Further information concerning factors that could significantly impact expected results is included in the following sections of CNH's Form 20-F for 2001, as filed with the Securities and Exchange Commission: Key Information; Information on the Company; Operating and Financial Review and Prospects; Directors, Senior Management and Employees; and Financial Information. Further information concerning factors that could significantly impact expected results is also included in the following sections of the Case Credit Annual Report on Form 10-K for 2001, as filed with the Securities and Exchange Commission: Item 1 Business and Item 7 Management's Analysis of Results of Operations.

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

                                               CASE CREDIT CORPORATION

                                               By:       /s/  MARIO FERLA
                                                   -----------------------------
                                                            Mario Ferla
                                                       Senior Vice President
                                                    and Chief Financial Officer
                                                     (Principal Financial and
                                                      Accounting Officer and
                                                      Director and Authorized
                                                           Signatory for
                                                     Case Credit Corporation)

Date: May 15, 2002

                                 EXHIBIT INDEX

                                                                Sequential
      Exhibit                                                      Page
      Number               Description of Exhibit                Numbers
      ------               ----------------------               ----------

        12    Computation of Ratio of Earnings to Fixed Charges