Form 10-Q
period 2002-06-30
CASE CREDIT CORP
filed 2002-08-14
CIK 1005319

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

                 For the quarterly period ended June 30, 2002

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

   Common Stock, par value $5.00 per share: 200 shares outstanding as of July 31, 2002, all of which are owned by CNH Capital Corporation.

   The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

================================================================================

                               TABLE OF CONTENTS

                                                                       Page
    -                                   -                              ----
                                    PART I

    Item 1. Financial Statements (Unaudited)
            Consolidated Statements of Income                            3
            Consolidated Balance Sheets                                  4
            Consolidated Statements of Cash Flows                        5
            Consolidated Statements of Changes in Stockholder's Equity   6
            Notes to Consolidated Financial Statements                   7
    Item 2. Management's Analysis of Results of Operations              11
    Item 3. Quantitative and Qualitative Disclosures About Market Risk   *


                                    PART II


    Item 1. Legal Proceedings
                                                                         *
    Item 2. Changes in Securities                                        *
    Item 3. Defaults Upon Senior Securities                              *
    Item 4. Submission of Matters to a Vote of Security Holders          *
    Item 5. Other Information                                            *
    Item 6. Exhibits and Reports on Form 8-K                            15

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                    PART I.

Item 1. Financial Statements.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (in millions)
                                  (Unaudited)

                                                      Three Months  Three Months   Six Months    Six Months
                                                          Ended         Ended         Ended         Ended
                                                      June 30, 2002 June 30, 2001 June 30, 2002 June 30, 2001
                                                      ------------- ------------- ------------- -------------
Revenues:
   Finance income earned on retail and other notes...
     and finance leases..............................      $29          $ 39          $ 58          $ 82
   Interest income from Case Corporation.............        7            10            17            20
   Net gain on retail and wholesale notes sold.......       10            40            24            46
   Securitization and servicing fee income...........        6            10            13            22
   Lease income on operating leases..................       24            27            49            54
   Other income......................................        7             4            12             8
                                                           ---          ----          ----          ----
       Total revenues................................       83           130           173           232
Expenses:
   Interest expense:
   Interest expense to third parties.................       12            26            29            52
   Interest expense to affiliates....................       18            22            35            42
                                                           ---          ----          ----          ----
       Total interest expense........................       30            48            64            94
Operating expenses:
   Fees charged by Case Corporation..................        7             5            14            16
   Administrative and operating expenses.............        8             7            16            12
   Provision for credit losses.......................       20            46            41            78
   Goodwill amortization.............................       --             1            --             3
   Depreciation of equipment on operating leases.....       19            16            38            33
   Other.............................................       --             3            --             4
                                                           ---          ----          ----          ----
       Total operating expenses......................       54            78           109           146
                                                           ---          ----          ----          ----
       Total expenses................................       84           126           173           240
                                                           ---          ----          ----          ----
(Loss) income from continuing operations before taxes       (1)            4            --            (8)

Income tax provision (benefit).......................       --             1            --            (3)
                                                           ---          ----          ----          ----
Net (loss) income from continuing operations.........       (1)            3            --            (5)

Loss from discontinued operations, net...............       --            (1)           --            (1)
                                                           ---          ----          ----          ----
Net (loss) income....................................      $(1)         $  2          $ --          $ (6)
                                                           ===          ====          ====          ====

 The accompanying notes to financial statements are an integral part of these
                      Consolidated Statements of Income.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                       (in millions, except share data)

                                 ASSETS
                                 ------
                                                                           June 30,   December 31,
                                                                             2002         2001
                                                                          ----------- ------------
                                                                          (Unaudited)
Cash and cash equivalents................................................   $    9       $   69
Retail and other notes and finance leases................................    1,584        1,665
Wholesale notes and accounts.............................................      926          924
Due from trusts..........................................................      219          237
                                                                            ------       ------
       Total receivables.................................................    2,729        2,826
Allowance for credit losses..............................................     (154)        (148)
                                                                            ------       ------
       Total receivables--net............................................    2,575        2,678
Affiliated accounts and notes receivable.................................      609          173
Asset-backed certificates................................................      135          204
Equipment on operating leases, at cost...................................      547          569
Accumulated depreciation.................................................      (86)         (96)
                                                                            ------       ------
       Net equipment on operating leases.................................      461          473
Property and equipment, at cost..........................................       16           15
Accumulated depreciation.................................................       (7)          (5)
                                                                            ------       ------
       Net property and equipment........................................        9           10
Goodwill, net............................................................      108          113
Assets held for sale.....................................................       53           89
Other assets.............................................................      153          221
                                                                            ------       ------
       Total.............................................................   $4,112       $4,030
                                                                            ======       ======
                  LIABILITIES AND STOCKHOLDER'S EQUITY
                  ------------------------------------
Short-term debt..........................................................   $  493       $  577
Current maturities of long-term debt.....................................      191          140
Accounts payable and other accrued liabilities...........................      323          361
Affiliated debt..........................................................    2,575        1,990
Deposits withheld from dealers...........................................       10           10
Long-term debt...........................................................      137          327
                                                                            ------       ------
       Total liabilities.................................................    3,729        3,405
                                                                            ------       ------
Minority interest........................................................        1           --
                                                                            ------       ------
Stockholder's equity:
Common Stock, $5 par value, 200 shares authorized, issued and outstanding       --           --
Paid-in capital..........................................................      445          695
Accumulated other comprehensive loss.....................................      (33)         (40)
Retained deficit.........................................................      (30)         (30)
                                                                            ------       ------
       Total stockholder's equity........................................      382          625
                                                                            ------       ------
       Total.............................................................   $4,112       $4,030
                                                                            ======       ======

 The accompanying notes to financial statements are an integral part of these
                         Consolidated Balance Sheets.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (in millions)
                                  (Unaudited)

                                                                      Six Months Ended Six Months Ended
                                                                       June 30, 2002    June 30, 2001
                                                                      ---------------- ----------------
Operating activities:
Net loss.............................................................     $    --          $    (6)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization.....................................          39               49
   Provision for credit losses.......................................          41               80
   Deferred income tax expense.......................................           7               11
   Net gain on retail and wholesale notes sold.......................         (24)             (46)
   Unremitted equity method earnings from joint ventures.............          --               (1)
   Changes in components of working capital:
       Increase in affiliated receivables............................        (448)            (131)
       Decrease in other assets......................................         101               29
       Increase (decrease) in accounts payable and other accrued
         liabilities.................................................         (36)             (14)
       Other, net....................................................          --               (9)
                                                                          -------          -------
          Net cash used by operating activities......................        (320)             (38)
                                                                          -------          -------
Investing activities:
Cost of retail and wholesale receivables acquired....................      (3,090)          (3,291)
Proceeds from sales of retail and wholesale receivables..............       1,803            1,520
Collections of retail and wholesale receivables......................       1,034            1,320
Purchase of equipment on operating leases, net of disposals..........         (26)             (37)
Decrease in investments and other assets.............................          54               94
Sale of European joint venture.......................................          15               --
Proceeds from sale of Australian entities, net.......................          67               --
Expenditures for property and equipment..............................          (1)              --
                                                                          -------          -------
          Net cash used in investing activities......................        (144)            (394)
                                                                          -------          -------
Financing activities:
Proceeds from issuance of affiliate debt (net of repayment)..........         413              836
Payment of long-term debt............................................        (140)            (539)
Increase in revolving credit facilities..............................         131              230
                                                                          -------          -------
          Net cash provided by financing activities..................         404              527
                                                                          -------          -------
Increase (decrease) in cash and cash equivalents.....................         (60)              95
Cash and cash equivalents, beginning of period.......................          69               38
                                                                          -------          -------
Cash and cash equivalents, end of period.............................     $     9          $   133
                                                                          =======          =======
Cash paid during the period for interest.............................     $    65          $   109
                                                                          =======          =======
Cash paid during the period for taxes................................     $     5          $    --
                                                                          =======          =======
Significant non-cash transactions:
Dividend payment in the form of debt assumption......................     $   250          $    --
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

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (in millions)
                                  (Unaudited)

                                                              Accumulated
                                                                 Other     Retained
                                              Common Paid-in Comprehensive Earnings         Comprehensive
                                              Stock  Capital Income/(Loss) (Deficit) Total  Income (Loss)
                                              ------ ------- ------------- --------- -----  -------------
Balance, January 1, 2001.....................  $--    $ 674      $(16)       $ (5)   $ 653
Capital injection............................            21                             21
Comprehensive loss:
   Net loss..................................   --       --        --         (25)     (25)     $(25)
   Translation adjustment....................   --       --       (13)         --      (13)      (13)
   Unrealized loss on effective hedges:
       Cumulative effect of change in
         accounting principle................                      (5)                  (5)       (5)
       Reclassification of deferred loss
         to earnings.........................                       3                    3         3
       Unrealized loss for the period........                      (9)                  (9)       (9)
                                                                 ----                -----      ----
       Balance of unrealized loss on
         effective hedges....................                     (11)                 (11)      (11)
                                                                 ----                -----      ----
          Total..............................                                                   $(49)
                                               ---    -----      ----        ----    -----      ====
Balance, December 31, 2001...................  $--    $ 695      $(40)       $(30)   $ 625
Dividend.....................................   --     (250)       --          --     (250)
Comprehensive loss:
   Net loss..................................   --       --        --          --       --      $ --
   Translation adjustment....................   --       --         8          --        8         8
   Unrealized gain/loss on effective
     hedges:
       Reclassification of deferred loss
         to earnings.........................   --       --         8          --        8         8
       Unrealized gain for the period........   --       --        (9)         --       (9)       (9)
                                               ---    -----      ----        ----    -----      ----
       Balance of unrealized loss on
         effective hedges....................   --       --        (1)         --       (1)       (1)
                                               ---    -----      ----        ----    -----      ----
          Total..............................                                                   $  7
                                               ---    -----      ----        ----    -----      ====
Balance, June 30, 2002.......................  $--    $ 445      $(33)       $(30)   $ 382
                                               ===    =====      ====        ====    =====

 The accompanying notes to financial statements are an integral part of these Consolidated Statements of Changes in Stockholder's Equity.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                 (in millions)

(1)--Basis of Presentation

   The accompanying financial statements reflect the consolidated results of Case Credit Corporation and its subsidiaries, including Case Credit Ltd. (Canada) (collectively, "Case Credit" or the "Company"). All significant intercompany transactions have been eliminated in consolidation.

   Case Credit is a wholly owned subsidiary of CNH Capital Corporation ("CNH Capital"). CNH Capital, a wholly owned subsidiary of Case Corporation ("Case"), provides broad-based financial services for the global marketplace. Case Corporation is an indirect wholly owned subsidiary of CNH Global N.V. ("CNH"). Through Fiat Netherlands Holding N.V. ("Fiat Netherlands Holding"), formerly New Holland Holdings N.V., Fiat S.p.A. ("Fiat") owns approximately 86% of CNH's outstanding common shares as of June 30, 2002.

   In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments consisting only of normal recurring adjustments, which are necessary to present fairly the financial position as of June 30, 2002, and the results of operations, changes in stockholder's equity and cash flows for the periods indicated. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001. Interim financial results are not necessarily indicative of operating results for an entire year.

   Certain reclassifications have been made to conform previously issued financial statements to the current 2002 presentation.

(2)--Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that, effective January 1, 2002, existing goodwill and intangible assets with indefinite lives are no longer subject to amortization over their estimated useful life, but rather are subject to at least an annual assessment for impairment by applying a fair value based test. During the quarter ended June 30, 2002, the Company had a third party appraise the fair value of the Company's reportable units, including goodwill. The Company has defined its reportable units to coincide with its operating segments, which are organized on a geographical basis. The assessment resulted in no goodwill impairment, as the fair value of each reportable unit exceeded the carrying amount of such unit's assets and liabilities, including goodwill. The adoption of SFAS 142 reduced goodwill amortization expense by $3 million for the six-month period ended June 30, 2002. As discussed in Note 7 "Discontinued Operations," goodwill was reduced by $5 million due to the sale of the Company's Australian segment. Following is a reconciliation of reported net income adjusted to exclude amortization expense as if SFAS 142 had been adopted as of the beginning of each period presented:

                        Three Months  Three Months   Six Months    Six Months
                            Ended         Ended         Ended         Ended
                        June 30, 2002 June 30, 2001 June 30, 2002 June 30, 2001
                        ------------- ------------- ------------- -------------
 Reported (loss) income      $(1)          $2            $--           $(6)
 Add back: goodwill
   amortization........       --            1             --             3
                             ---           --            ---           ---
 Adjusted net income...      $(1)          $3            $--           $(3)
                             ===           ==            ===           ===

   In July 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement broadens the rules for application and disclosure of discontinued operations. The

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

Company's sale of certain legal entities to CNH, as described in Note 7 "Discontinued Operations," qualifies as a discontinued operation under SFAS
144. As such, the results of operations for these entities have been presented in a separate caption following "Net (loss) income from continuing operations" in the accompanying Consolidated Statements of Income for all periods presented.

(3)--Asset-Backed Securitizations ("ABS")

   During the first six months of 2002, limited-purpose business trusts organized by Case Credit issued $1.1 billion of asset-backed securities to outside investors. These trusts are not consolidated with Case Credit for reporting purposes. As of June 30, 2002, Case Credit had sold $1.1 billion of retail notes to the trusts in connection with these securitizations. Of the $1.1 billion of retail receivables sold to the trusts, Case Credit originated $717 million and the remaining $417 million were purchased from New Holland Credit Company, LLC ("New Holland Credit Company"), an indirect wholly owned subsidiary of CNH. During the first six months of 2001, an indirect limited-purpose business trust organized by Case Credit issued $880 million of asset-backed securities to outside investors. As of June 30, 2001, Case Credit had sold $72 million of retail notes to the trust in connection with a prefunded 2000 securitization and $713 million of retail notes to the trust in connection with the 2001 securitization. Of the $785 million of retail receivables sold to the trust, Case Credit originated $498 million and the remaining $287 million were purchased from New Holland Credit Company. The proceeds from the sale of retail notes during the first six months of 2002 and 2001 were used to repay outstanding debt and to finance the purchase of additional receivables.

(4)--Wholesale Receivables Securitization

   Case Credit funds a significant portion of its United States wholesale receivables by means of sales, on a revolving basis, pursuant to securitization programs through a privately structured facility. Effective March 6, 2002, this facility was amended as a 364-day, $450 million co-purchase facility that is renewable annually at the sole discretion of the purchasers.

(5)--Short-Term Debt

   On May 30, 2002, Case Credit Ltd. entered into a 364-day, $199 million asset-backed secured loan facility, which is renewable on an annual basis. As of June 30, 2002, Case Credit Ltd. had sold $191 million of notes with recourse and had received $173 million of proceeds, which are reflected in short-term debt. Of the $191 million of notes sold with recourse, $79 million were purchased from New Holland (Canada) Credit Company, an indirect wholly owned subsidiary of CNH. The notes and related debt continue to be reflected in the Company's consolidated balance sheets. This facility provides warehouse funding capability for fixed-rate and variable-rate retail installment sales contracts and finance leases originated by both Case Credit Ltd. and New Holland (Canada) Credit Company. Borrowings under this facility bear interest at a spread to one-month Banker's Acceptance rates.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6)--Segment and Geographical Information

   A summary of Case Credit's reportable segment and geographical information is set forth in the following table. There were no intersegment revenues during the periods presented. The Australian segment was sold on April 1, 2002 as discussed in Note 7 "Discontinued Operations."

                                           Three Months  Three Months   Six Months    Six Months
                                               Ended         Ended         Ended         Ended
                                           June 30, 2002 June 30, 2001 June 30, 2002 June 30, 2001
                                           ------------- ------------- ------------- -------------
Segment (loss) profit:
United States.............................    $   --        $    5        $    2        $   --
Canada....................................        (1)           (2)           (2)           (5)
Australia.................................        --            (1)           --            (1)
                                              ------        ------        ------        ------
   Total..................................    $   (1)       $    2        $   --        $   (6)
                                              ======        ======        ======        ======
Segment assets (at the end of the period):
United States.............................    $3,528        $3,535        $3,528        $3,535
Canada....................................       584           526           584           526
Australia.................................        --           343            --           343
                                              ------        ------        ------        ------
   Total..................................    $4,112        $4,404        $4,112        $4,404
                                              ======        ======        ======        ======

(7)--Discontinued Operations

   On April 1, 2002 the Company sold its interest in Case Credit Australia Pty Ltd., Case Credit Global Investments Ltd. and Case Credit Australia Investments Pty Ltd. to CNH as part of a global initiative to align all entities within CNH in accordance with geographical regions. The Company realized no gain or loss on the sale as the transfer of ownership was between wholly owned CNH entities. As part of the sale the Company sold assets and liabilities totaling $384 million and $295 million, respectively.

   The following data summarizes the results of operations of Case Credit Australia Pty. Ltd., Case Credit Global Investments Ltd. and Case Credit Australia Investments Pty. Ltd. reported in discontinued operations for each of the periods:

                          Three Months  Three Months   Six Months    Six Months
                              Ended         Ended         Ended         Ended
                          June 30, 2002 June 30, 2001 June 30, 2002 June 30, 2001
                          ------------- ------------- ------------- -------------
Total revenues...........      $--           $ 7           $ 8           $15
Pre-tax net income (loss)      $--           $(1)          $--           $(1)

(8)--Income Taxes

   Case Credit's effective income tax benefit rate of 49% for the six months ended June 30, 2002 was higher than the U.S. statutory rate of 35% primarily due to the impact of state and local taxes on the entities that incurred U.S. losses. Case Credit's effective income tax benefit rate of 31% for the six months ended June 30, 2001 was lower than the U.S. statutory tax rate of 35%, primarily due to non-deductible expenses such as goodwill and capital taxes offset by foreign income taxed at different rates and state income taxes.

(9)--Related Party Transactions

   On June 25, 2002, Case Credit sold its investment in the unconsolidated joint venture CNH Capital Europe for $15 million to CNH. The Company recorded no gain or loss on the sale.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   On June 26, 2002, pursuant to a debt assumption agreement among Case, CNH, CNH Capital and the Company, Case Credit declared and paid a dividend of $250 million to CNH Capital in the form of debt assumption. CNH Capital then declared and paid a dividend of $250 million to Case in the form of debt assumption. Under the debt assumption agreement, various notes payable to CNH totaling $250 million were transferred first from Case to CNH Capital, and then from CNH Capital to Case Credit. CNH authorized the transfer of these liabilities.

   As of June 30, 2002, CNH has various loans totaling $1,367 million to Case Credit. These loans bear interest at rates between 2.49% and 4.75% as of June 30, 2002, and have maturities of $251 million, $416 million and $700 million in 2002, 2003 and 2006, respectively.

   As of June 30, 2002, New Holland Credit Company has various loans totaling $788 million to Case Credit. These loans bear interest at 2.59% as of June 30, 2002, and mature in the third quarter of 2002. As part of asset-backed securitizations, Case Credit purchased $417 million of receivables from New Holland Credit Company at fair market value during the first six months of 2002.

   As of June 30, 2002, Case Canada Corporation has various loans totaling $199 million to Case Credit Ltd. These loans bear interest at 3.33% as of June 30, 2002, and mature in the third quarter of 2002.

   As of June 30, 2002, Fiat has various loans totaling $135 million to Case Credit. These loans bear interest at rates between 2.92% and 3.04% as of June 30, 2002, and have maturities of $47 million and $88 million in 2003 and 2005, respectively.

   As of June 30, 2002, Fiat has various loans totaling $72 million to Case Credit Ltd. These loans bear interest at rates between 3.35% and 3.54% as of June 30, 2002, with maturities of $22 million and $50 million in 2002 and 2006, respectively.

   As of June 30, 2002, CNH has various loans totaling $13 million to Case Credit Ltd. These loans bear interest at 2.96% as of June 30, 2002, and mature in the third quarter of 2002.

   As of June 30, 2002, New Holland Credit Company has various loans totaling $1 million to Case Credit Holdings Ltd. These loans bear interest at 2.59% as of June 30, 2002, and mature in the third quarter of 2002.

   As of June 30, 2002, $57 million of accounts payable and other accrued liabilities are payable to related parties.

   Case has agreed to reimburse Case Credit for a portion of the losses incurred upon the disposal of equipment on operating lease. Such amounts reimbursed for the three and six month periods ended June 30, 2002 were $5 million and $13 million, respectively.

Item 2.  Management's Analysis of Results of Operations.

Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

Net Income

   Case Credit recorded a net loss of $1 million for the second quarter of 2002, as compared to net income of $2 million in the prior period. Net income decreased quarter over quarter primarily due to a decrease (on a pre-tax basis) of $34 million in gains on sales of receivables and other securitization related income, partially offset by a decrease of $26 million in provision for credit losses and an increase of $5 million in interest margin.

Revenues

   Case Credit reported total revenues of $83 million for the second quarter of 2002, a decrease of $47 million from the prior period. Net gain on retail and wholesale notes sold decreased $30 million primarily due to a decrease of approximately $430 million in retail notes sold combined with differences in the interest rate environments. Finance income earned on retail and other notes and finance leases and interest income from Case decreased $13 million to $36 million due to a 155 basis point reduction in the average yield, including manufacturer's subsidies, on the on-book assets combined with a 15% reduction in the average amount of on-book assets outstanding during the quarter.

Expenses

   Interest expense for the second quarter of 2002 was $30 million, representing a decrease of $18 million from the second quarter of 2001. The decrease in interest expense resulted from a 232 basis point reduction in the average borrowing costs combined with an 11% reduction in average borrowings.

   Operating expenses decreased $24 million to a total of $54 million in the second quarter of 2002 as compared to $78 million in the second quarter of 2001. Provision for credit losses decreased $26 million from the prior period as credit losses inherent in the Company's portfolio have been estimated to return closer to historic levels as the agricultural economy begins to recover and the Company's mitigation efforts continue to reduce the impact of prior years' portfolio diversification efforts into markets that have higher estimated losses than Case Credit's core agricultural and construction equipment businesses.

Originations and Serviced Portfolio

   During the second quarter of 2002, Case Credit's serviced portfolio of receivables decreased 20% over the same period last year to $5.6 billion. Gross receivables originated in the second quarter of 2002 decreased 9% to a total of $501 million versus the same period in 2001. The decreases in the serviced portfolio and originations were due primarily to the sales of the Australian entities and the European joint venture.

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

Net Income

   Case Credit recorded net income of $0.3 million for the first six months of 2002, as compared to a net loss of $6 million in the prior period. On a pre-tax basis, net income increased year over year primarily due to a decrease of $37 million in provision for credit losses offset by a decrease of $31 million in gains on sales of receivables and other securitization related income.

Revenues

   Case Credit reported total revenues of $173 million for the first six months of 2002, a decrease of $59 million from the prior period. Finance income earned on retail and other notes and finance leases and interest income from Case decreased $27 million to $75 million due to a 150 basis point reduction in the average yield, including manufacturer's subsidies, on the on-book assets combined with an 10% reduction in the average amount of on-book assets outstanding during the first six months. Net gain on retail and wholesale notes sold decreased $22 million primarily due to a decrease in interest rates following the pricing of the 2002 offerings, which affected the yield on the notes sold during the pre-funding period. Securitization and servicing income declined by $9 million due primarily to a reduction in the average amount of serviced retail receivables and a decline in the outstanding balance of interest-bearing certificates retained in asset-backed securitizations.

Expenses

   Interest expense for the first six months of 2002 was $64 million, representing a decrease of $30 million from the $94 million reported in the first six months of 2001. The decrease in interest expense primarily resulted from a 189 basis point reduction in the average borrowing costs combined with a 7% reduction in average borrowings.

   Operating expenses decreased $37 million to a total of $109 million in the first six months of 2002 as compared to $146 million in first six months of 2001. Provision for credit losses decreased $37 million from the prior period as credit losses inherent in the Company's portfolio have been estimated to return closer to historic levels as the agricultural economy begins to recover and the Company's mitigation efforts continue to reduce the impact of prior years' portfolio diversification efforts into markets that have higher estimated losses than Case Credit's core agricultural and construction equipment businesses.

Originations and Serviced Portfolio

   During the first six months of 2002, Case Credit's serviced portfolio of receivables decreased 20% over the same period last year to $5.6 billion. Gross receivables originated decreased 5% in the first six months of 2002 to a total of $1.0 billion versus the same period in 2001. The decreases in the serviced portfolio and originations were primarily due to the sales of the Australian entities and the European joint venture.

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

Dividend Payment

   On June 26, 2002, pursuant to a debt assumption agreement among Case, CNH, CNH Capital and the Company, Case Credit declared and paid a dividend of $250 million to CNH Capital in the form of debt assumption. CNH Capital then declared and paid a dividend of $250 million to Case in the form of debt assumption. Under the debt assumption agreement, various notes payable to CNH totaling $250 million were transferred first from Case to CNH Capital, and then from CNH Capital to Case Credit. CNH authorized the transfer of these liabilities.

Net Indebtedness

   Case Credit's consolidated net indebtedness, defined as short- and long-term borrowings less cash and cash equivalents, is as follows:

                                           June 30, 2002 December 31, 2001
                                           ------------- -----------------
      Short-term borrowings...............    $  493          $  577
      Current maturities of long-term debt       191             140
      Long-term borrowings................       137             327
      Affiliated borrowings...............     2,575           1,990
      Cash and cash equivalents...........        (9)            (69)
                                              ------          ------
      Net indebtedness....................    $3,387          $2,965
                                              ======          ======

   The six-month increase in total net indebtedness at June 30, 2002 was primarily due to an increase in affiliated borrowings, which was offset by a corresponding increase in affiliated receivables. The additional increase in net indebtedness was due to the dividend payment of $250 million and the timing of the asset-backed securitization transactions offset by scheduled debt payments.

Off-Balance Sheet Financing

  Retail

   During the first six months of 2002, Case Credit sold $1.1 billion of retail notes in connection with securitization transactions. Of the $1.1 billion of retail receivables sold, Case Credit originated $717 million and the remaining $417 million were purchased from New Holland Credit Company. During the first six months of 2001, an indirect limited-purpose business trust organized by Case Credit issued $880 million of asset-backed securities to outside investors. As of June 30, 2001, Case Credit had sold $72 million of retail notes to the trust in connection with a prefunded 2000 securitization and $713 million of retail notes to the trust in connection with the 2001 securitization. Of the $785 million of retail receivables sold to the trust, Case Credit originated $498 million and the remaining $287 million were purchased from New Holland Credit Company. The proceeds from the sale of retail notes during the first six months of 2002 and 2001 were used to repay outstanding debt and to finance the purchase of additional receivables.

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

   On May 30, 2002, Standard & Poor's affirmed the senior debt rating of Case Credit at BB and placed it on CreditWatch with positive implications. On June 10, 2002, Standard & Poor's affirmed the short-term debt rating of Fiat at A-3 and removed all ratings from CreditWatch. On June 26, 2002, Moody's affirmed the senior debt rating of Case Credit at Ba2 with a negative outlook. In addition, Moody's downgraded the senior debt rating of Fiat from Baa2 to Baa3 and downgraded its short-term rating from P-2 to P-3 with a negative outlook. Further ratings downgrades of either the Company's, its parents' or Fiat's debt could adversely affect its ability to access the capital markets or borrow funds at similar rates. Due to these rating agency actions, the Company has decided to continue to access the asset-based commercial paper markets in both the United States and Canada for its financing needs.

   On May 30, 2002, Case Credit Ltd. entered into a 364-day, $199 million asset-backed secured loan facility, which is renewable on an annual basis. This facility provides warehouse funding capability for fixed-rate and variable-rate retail installment sales contracts and finance leases originated by both Case Credit Ltd. and New Holland (Canada) Credit Company. Borrowings under this facility bear interest at a spread to one-month Banker's Acceptance rates.

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

Outlook

   The outlook for CNH's agricultural equipment and construction equipment markets is consistent with statements made by CNH in its Form 6-K filing on July 24, 2002. The financial services operations are directly impacted by the performance of CNH.

New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that, effective January 1, 2002, existing goodwill and intangible assets with indefinite lives are no longer subject to amortization over their estimated useful life, but rather are subject to at least an annual assessment for impairment by applying a fair value based test. During the quarter ended June 30, 2002, the Company had a third party appraise the fair value of the Company's reportable units, including goodwill. The Company has defined its reportable units to coincide with its operating segments, which are organized on a geographical basis. The assessment resulted in no goodwill impairment, as the fair value of each reportable unit exceeded the carrying amount of such unit's assets and liabilities, including goodwill.

   In July 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement broadens the rules for application and disclosure of discontinued operations. The Company's sale of its Australian legal entities to CNH qualifies as a discontinued operation under this guidance. As such, the results of operations for these entities have been presented in a separate caption following "Net (loss) income from continuing operations" in the accompanying Consolidated Statements of Income for all periods presented.

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

    (b) Reports on Form 8-K.

   On August 8, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to report that on June 24, 2002 CNH had dismissed its independent public accountants, Arthur Andersen LLP, and had retained Deloitte & Touche LLP as its new independent public accountants. No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CASE CREDIT CORPORATION

                                              By: /s/  WILLIAM J. MCGRANE, III
                                                  -----------------------------
                                                     William J. McGrane, III
                                                    Vice President and Chief
                                                        Financial Officer
                                                    (Principal Financial and
                                                     Accounting Officer and
                                                     Director and Authorized
                                                    Signatory for Case Credit
                                                          Corporation)

Date: August 14, 2002

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