Form 10-Q
period 2002-09-30
CASE CREDIT CORP
filed 2002-11-12
CIK 1005319

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

               For the quarterly period ended September 30, 2002

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

   Common Stock, par value $5.00 per share: 200 shares outstanding as of October 31, 2002, all of which are owned by CNH Capital Corporation.

   The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

================================================================================

                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----
    PART I--FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

       Consolidated Statements of Income..............................   3

       Consolidated Balance Sheets....................................   4

       Consolidated Statements of Cash Flows..........................   5

       Consolidated Statements of Changes in Stockholder's Equity.....   6

       Notes to Consolidated Financial Statements.....................   7

    Item 2. Management's Analysis of Results of Operations............  11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk   *

    Item 4. Controls and Procedures...................................  15

    PART II--OTHER INFORMATION

    Item 1. Legal Proceedings.........................................   *

    Item 2. Changes in Securities.....................................   *

    Item 3. Defaults Upon Senior Securities...........................   *

    Item 4. Submission of Matters to a Vote of Security Holders.......   *

    Item 5. Other Information.........................................   *

    Item 6. Exhibits and Reports on Form 8-K..........................  16

*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                    PART I.

Item 1. Financial Statements.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (in millions)
                                  (Unaudited)

                                                    Three Months  Three Months   Nine Months   Nine Months
                                                        Ended         Ended         Ended         Ended
                                                    September 30, September 30, September 30, September 30,
                                                        2002          2001          2002          2001
                                                    ------------- ------------- ------------- -------------
Revenues:
   Finance income earned on retail and other notes
     and finance leases............................      $38          $ 33          $ 91          $115
   Interest income from Case, LLC..................       14            10            36            30
   Net gain on retail and wholesale notes sold.....        2             5            26            51
   Securitization and servicing fee income.........        5            11            18            32
   Lease income on operating leases................       24            26            73            80
   Other income....................................        7             4            18            13
                                                         ---          ----          ----          ----
       Total revenues..............................       90            89           262           321
Expenses:
   Interest expense:
   Interest expense to third parties...............       20            21            48            73
   Interest expense to affiliates..................       21            26            56            68
                                                         ---          ----          ----          ----
       Total interest expense......................       41            47           104           141
Operating expenses:
   Fees charged by Case, LLC.......................        8             8            22            24
   Administrative and operating expenses...........        9             5            26            17
   Provision for credit losses.....................       11             9            52            87
   Other than temporary impairment of ABS
     retained interests............................       --            25            --            25
   Goodwill amortization...........................       --             1            --             4
   Depreciation of equipment on operating leases...       26            16            64            49
   Other...........................................       (1)           (3)           (2)            1
                                                         ---          ----          ----          ----
       Total operating expenses....................       53            61           162           207
                                                         ---          ----          ----          ----
       Total expenses..............................       94           108           266           348
                                                         ---          ----          ----          ----
Loss from continuing operations before taxes.......       (4)          (19)           (4)          (27)
Income tax benefit.................................       (2)           (7)           (2)          (10)
                                                         ---          ----          ----          ----
Net loss from continuing operations................       (2)          (12)           (2)          (17)
Loss from discontinued operations, net.............       --            --            --            (1)
                                                         ---          ----          ----          ----
Net loss...........................................      $(2)         $(12)         $ (2)         $(18)
                                                         ===          ====          ====          ====

 The accompanying notes to financial statements are an integral part of these
                      Consolidated Statements of Income.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                       (in millions, except share data)

                      ASSETS
                                                    September 30, December 31,
                                                        2002          2001
                                                    ------------- ------------
                                                     (Unaudited)
 Cash and cash equivalents.........................    $   30        $   69
 Retail and other notes and finance leases.........     2,254         1,665
 Wholesale notes and accounts......................       676           924
 Due from trusts...................................       219           237
                                                       ------        ------
        Total receivables..........................     3,149         2,826
 Allowance for credit losses.......................      (148)         (148)
                                                       ------        ------
        Total receivables, net.....................     3,001         2,678
 Affiliated accounts and notes receivable..........       571           173
 Asset-backed certificates.........................       135           204
 Equipment on operating leases, at cost............       515           569
 Accumulated depreciation..........................       (93)          (96)
                                                       ------        ------
        Equipment on operating leases, net.........       422           473
 Property and equipment, at cost...................        16            15
 Accumulated depreciation..........................        (7)           (5)
                                                       ------        ------
        Property and equipment, net................         9            10
 Goodwill, net.....................................       107           113
 Assets held for sale..............................        40            89
 Other assets......................................       158           221
                                                       ------        ------
        Total......................................    $4,473        $4,030
                                                       ======        ======
       LIABILITIES AND STOCKHOLDER'S EQUITY
 Short-term debt...................................    $  899        $  577
 Current maturities of long-term debt..............       191           140
 Accounts payable and other accrued liabilities....       426           361
 Affiliated debt...................................     2,458         1,990
 Deposits withheld from dealers....................        10            10
 Long-term debt....................................       128           327
                                                       ------        ------
        Total liabilities..........................     4,112         3,405
                                                       ------        ------
 Minority interest.................................         1            --
                                                       ------        ------
 Stockholder's equity:
    Common Stock, $5 par value, 200 shares
      authorized, issued and outstanding...........        --            --
    Paid-in capital................................       445           695
    Accumulated other comprehensive loss...........       (53)          (40)
    Retained deficit...............................       (32)          (30)
                                                       ------        ------
        Total stockholder's equity.................       360           625
                                                       ------        ------
        Total......................................    $4,473        $4,030
                                                       ======        ======

 The accompanying notes to financial statements are an integral part of these
                         Consolidated Balance Sheets.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (in millions)
                                  (Unaudited)

                                                                           Nine Months Ended  Nine Months Ended
                                                                           September 30, 2002 September 30, 2001
                                                                           ------------------ ------------------
Operating activities:
Net loss..................................................................      $    (2)           $   (18)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
   Depreciation and amortization..........................................           66                 70
   Provision for credit losses............................................           52                 91
   Net gain on retail and wholesale notes sold............................          (26)               (51)
   Unremitted equity method earnings from joint ventures..................           --                 (2)
   Changes in components of working capital:
       Increase in affiliated receivables.................................         (381)              (268)
       Decrease in other assets...........................................           92                  3
       Increase in accounts payable and other accrued liabilities.........           67                 84
       Other, net.........................................................          (13)               (14)
                                                                                -------            -------
          Net cash used by operating activities...........................         (145)              (105)
                                                                                -------            -------
Investing activities:
Cost of retail and wholesale receivables originated and acquired..........       (5,218)            (5,535)
Proceeds from sales of retail and wholesale receivables...................        1,952              2,085
Collections of retail and wholesale receivables...........................        2,578              2,713
Purchase of equipment on operating leases, net of disposals...............          (39)               (33)
Decrease in asset-backed certificates.....................................           69                 99
Sale of European joint venture............................................           15                 --
Proceeds from sale of Australian entities, net............................           67                 --
Expenditures for property and equipment...................................           (2)                (1)
                                                                                -------            -------
          Net cash used in investing activities...........................         (578)              (672)
                                                                                -------            -------
Financing activities:
Proceeds from issuance of affiliate debt (net of repayment)...............          296              1,234
Payment of long-term debt.................................................         (149)              (800)
Increase in revolving credit facilities...................................          537                392
                                                                                -------            -------
          Net cash provided by financing activities.......................          684                826
                                                                                -------            -------
(Decrease) increase in cash and cash equivalents..........................          (39)                49
Cash and cash equivalents, beginning of period............................           69                 38
                                                                                -------            -------
Cash and cash equivalents, end of period..................................      $    30            $    87
                                                                                =======            =======
Cash paid during the period for interest..................................      $   106            $   169
                                                                                =======            =======
Cash paid during the period for taxes.....................................      $    10            $    --
                                                                                =======            =======
Significant non-cash transactions:
Dividend payment in the form of debt assumption...........................      $   250            $    --
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

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (in millions)
                                  (Unaudited)

                                                              Accumulated
                                                                 Other     Retained
                                              Common Paid-in Comprehensive Earnings         Comprehensive
                                              Stock  Capital Income/(Loss) (Deficit) Total  Income (Loss)
                                              ------ ------- ------------- --------- -----  -------------
Balance, January 1, 2001.....................  $--    $ 674      $(16)       $ (5)   $ 653
Capital injection............................   --       21        --          --       21
Comprehensive loss:
   Net loss..................................   --       --        --         (25)     (25)     $(25)
   Translation adjustment....................   --       --       (13)         --      (13)      (13)
   Unrealized loss on effective hedges:
       Cumulative effect of change in
         accounting principle................   --       --        (5)         --       (5)       (5)
       Reclassification of deferred loss
         to earnings.........................   --       --         3          --        3         3
       Unrealized loss for the period........   --       --        (9)         --       (9)       (9)
                                               ---    -----      ----        ----    -----      ----
       Net change in unrealized loss on
         effective hedges....................   --       --       (11)         --      (11)      (11)
                                                                                                ----
          Total..............................                                                   $(49)
                                                                                                ====
Balance, December 31, 2001...................  $--    $ 695      $(40)       $(30)   $ 625
Dividend.....................................   --     (250)       --          --     (250)
Comprehensive loss:
   Net loss..................................   --       --        --          (2)      (2)     $ (2)
   Translation adjustment....................   --       --         5          --        5         5
   Unrealized gain/loss on effective
     hedges:
       Reclassification of deferred loss
         to earnings.........................   --       --        11          --       11        11
       Unrealized loss for the period........   --       --       (29)         --      (29)      (29)
                                               ---    -----      ----        ----    -----      ----
       Net change in unrealized loss on
         effective hedges....................   --       --       (18)         --      (18)      (18)
                                                                                                ----
          Total..............................                                                   $(15)
                                                                                                ====
Balance, September 30, 2002..................  $--    $ 445      $(53)       $(32)   $ 360
                                               ===    =====      ====        ====    =====


 The accompanying notes to financial statements are an integral part of these Consolidated Statements of Changes in Stockholder's Equity.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in millions)

(1)--Basis of Presentation

   The accompanying financial statements reflect the consolidated results of Case Credit Corporation and its subsidiaries, including Case Credit Ltd. (Canada) (collectively, "Case Credit" or the "Company"). All significant intercompany transactions have been eliminated in consolidation.

   Case Credit is a wholly owned subsidiary of CNH Capital Corporation ("CNH Capital"). CNH Capital, a wholly owned subsidiary of Case, LLC ("Case"), formerly Case Corporation, provides broad-based financial services for the global marketplace. Case is an indirect wholly owned subsidiary of CNH Global N.V. ("CNH"). Through Fiat Netherlands Holding N.V. ("Fiat Netherlands Holding"), formerly New Holland Holdings N.V., Fiat S.p.A. ("Fiat") owns approximately 85% of CNH's outstanding common shares as of September 30, 2002.

   In the opinion of management, the accompanying unaudited financial statements of Case Credit contain all adjustments consisting only of normal recurring adjustments, which are necessary to present fairly the financial position as of September 30, 2002, and the results of operations, changes in stockholder's equity and cash flows for the periods indicated. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001. Interim financial results are not necessarily indicative of operating results for an entire year.

   Certain reclassifications have been made to conform previously issued financial statements to the current 2002 presentation.

(2)--Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that, effective January 1, 2002, existing goodwill and intangible assets with indefinite lives are no longer subject to amortization over their estimated useful life, but rather are subject to at least an annual assessment for impairment by applying a fair value based test. The 2002 assessment performed by a third party appraiser resulted in no goodwill impairment, as the fair value of each reportable unit exceeded the carrying amount of such unit's assets and liabilities, including goodwill. The adoption of SFAS 142 reduced goodwill amortization expense by $5 million for the nine-month period ended September 30, 2002. As discussed in Note 6 "Discontinued Operations," goodwill was reduced by $6 million due to the sale of the Company's Australian segment. Following is a reconciliation of reported net income adjusted to exclude amortization expense as if SFAS 142 had been adopted as of the beginning of each period presented:

                   Three Months Ended Three Months Ended Nine Months Ended  Nine Months Ended
                   September 30, 2002 September 30, 2001 September 30, 2002 September 30, 2001
                   ------------------ ------------------ ------------------ ------------------
Reported loss.....        $(2)               $(12)              $(2)               $(18)
Add back: goodwill
  amortization....         --                   1                --                   4
                          ---                ----               ---                ----
Adjusted net loss.        $(2)               $(11)              $(2)               $(14)
                          ===                ====               ===                ====

   In July 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement broadens the rules for application and disclosure of discontinued operations as well as clarifies the criteria for recording and reporting the impairment of long-lived assets. The Company's sale of

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES certain legal entities to CNH, as described in Note 6 "Discontinued Operations," qualifies as a discontinued operation under SFAS 144. As such, the results of operations for these entities have been presented in a separate caption following "Net loss from continuing operations" in the accompanying Consolidated Statements of Income for all periods presented.

(3)--Asset-Backed Securitizations ("ABS")

   During the first nine months of 2002, limited-purpose business trusts organized by Case Credit issued $1 billion of asset-backed securities to outside investors. These trusts are not consolidated with Case Credit for reporting purposes. As of September 30, 2002, Case Credit had sold $1 billion of retail notes to the trusts in connection with these securitizations. Of the $1 billion of retail receivables sold to the trusts, Case Credit originated $630 million and the remaining $412 million were purchased from New Holland Credit Company, LLC ("New Holland Credit Company"), an indirect wholly owned subsidiary of CNH. During the first nine months of 2001, an indirect limited-purpose business trust organized by Case Credit issued $880 million of asset-backed securities to outside investors. As of September 30, 2001, Case Credit had sold $72 million of retail notes to the trust in connection with a prefunded 2000 securitization and $900 million of retail notes to the trust in connection with the 2001 securitization. Of the $972 million of retail receivables sold to the trust, Case Credit originated $597 million and the remaining $375 million were purchased from New Holland Credit Company. The proceeds from the sale of retail notes during the first nine months of 2002 and 2001 were used to repay outstanding debt and to finance the purchase of additional receivables.

(4) --Wholesale Receivables Securitization

   Case Credit funds a significant portion of its United States wholesale receivables by means of sales, on a revolving basis, pursuant to securitization programs through a privately structured facility. Effective March 6, 2002, this facility was amended as a 364-day, $450 million co-purchase facility that is renewable annually at the sole discretion of the purchasers.

(5)--Short-Term Debt

   On May 30, 2002, Case Credit Ltd. entered into a 364-day, $199 million asset-backed secured loan facility, which is renewable on an annual basis. As of September 30, 2002, approximately $201 million of retail notes receivable have been pledged as collateral under this facility. The notes and related short-term debt continue to be reflected in the Company's consolidated balance sheets. This facility provides warehouse funding capability for fixed-rate and variable-rate retail installment sales contracts and finance leases originated by both Case Credit Ltd. and New Holland (Canada) Credit Company, an indirect wholly owned subsidiary of CNH. Borrowings under this facility bear interest at a spread to one-month Banker's Acceptance rates.

(6)--Discontinued Operations

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

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   The following data summarizes the results of operations of Case Credit Australia Pty. Ltd., Case Credit Global Investments Ltd. and Case Credit Australia Investments Pty. Ltd. reported in discontinued operations for each of the periods:

                     Three Months Ended Three Months Ended Nine Months Ended  Nine Months Ended
                     September 30, 2002 September 30, 2001 September 30, 2002 September 30, 2001
                     ------------------ ------------------ ------------------ ------------------
   Total revenues...        $ --               $  7               $  8               $22
   Pre-tax net loss.        $ --               $ --               $ --               $(1)

(7)--Segment and Geographical Information

   A summary of Case Credit's reportable segment and geographical information is set forth in the following table. There were no intersegment revenues during the periods presented. The Australian segment was sold on April 1, 2002 as discussed in Note 6 "Discontinued Operations."

                                  Three Months Ended Three Months Ended Nine Months Ended  Nine Months Ended
                                  September 30, 2002 September 30, 2001 September 30, 2002 September 30, 2001
                                  ------------------ ------------------ ------------------ ------------------
Segment (loss) income:
United States....................       $   (1)            $  (10)            $    1             $  (10)
Canada...........................           (1)                (2)                (3)                (7)
Australia........................           --                 --                 --                 (1)
                                        ------             ------             ------             ------
       Total.....................       $   (2)            $  (12)            $   (2)            $  (18)
                                        ======             ======             ======             ======
Segment assets (at the end of the
  period):
United States....................       $3,900             $3,997             $3,900             $3,997
Canada...........................          573                515                573                515
Australia........................           --                286                 --                286
                                        ------             ------             ------             ------
       Total.....................       $4,473             $4,798             $4,473             $4,798
                                        ======             ======             ======             ======

(8)--Income Taxes

   Case Credit's effective income tax benefit rate of 52% for the nine months ended September 30, 2002 was higher than the U.S. statutory rate of 35% primarily due to the impact of state and local taxes on the entities that incurred losses. Case Credit's effective income tax benefit rate of 36% for the nine months ended September 30, 2001 was higher than the U.S. statutory tax rate of 35%, primarily due to foreign income taxed at different rates and state income taxes offset by non-deductible expenses such as goodwill and capital taxes.

(9) --Related Party Transactions

   On June 25, 2002, Case Credit sold its investment in the unconsolidated joint venture CNH Capital Europe for $15 million to CNH. The Company recorded no gain or loss on the sale.

   Pursuant to a debt assumption agreement among Case, CNH, CNH Capital and the Company dated June 26, 2002, Case Credit declared and paid a dividend of $250 million to CNH Capital in the form of debt assumption. CNH Capital then declared and paid a dividend of $250 million to Case in the form of debt assumption. Under the debt assumption agreement, various notes payable to CNH totaling $250 million were transferred first from Case to CNH Capital, and then from CNH Capital to Case Credit. CNH authorized the transfer of these liabilities.

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   On August 30, 2002, Case transferred $29 million to Case Credit relating to Case's subsidy of residual values of equipment on operating lease. The balance is recorded as an offset to "Equipment on operating leases, net" to reflect the reduction in the Company's net investment.

   As of September 30, 2002, Case Credit has various accounts receivable totaling $433 million due from New Holland Credit Company. These receivables earn interest at 1.91% as of September 30, 2002, and mature in the fourth quarter of 2002. As of September 30, 2002, $138 million of accounts receivable are due from other related parties.

   As of September 30, 2002, CNH has various loans totaling $1,305 million to Case Credit. These loans bear interest at rates between 2.62% and 4.75% as of September 30, 2002, and have maturities of $190 million, $415 million and $700 million in 2002, 2003 and 2006, respectively.

   As of September 30, 2002, New Holland Credit Company has various loans totaling $699 million to Case Credit. These loans bear interest at 2.56% as of September 30, 2002, and mature in the fourth quarter of 2002. As part of asset-backed securitizations, Case Credit purchased $412 million of receivables from New Holland Credit Company during the first nine months of 2002.

   As of September 30, 2002, Case Canada Corporation has various loans totaling $188 million to Case Credit Ltd. These loans bear interest at 3.57% as of September 30, 2002, and mature in the fourth quarter of 2002.

   As of September 30, 2002, Fiat has various loans totaling $195 million to Case Credit. These loans bear interest at rates between 2.80% and 5.09% as of September 30, 2002, and have maturities of $47 million, $20 million, $108 million and $20 million in 2003, 2004, 2005 and 2006, respectively.

   As of September 30, 2002, Fiat has various loans totaling $57 million to Case Credit Ltd. These loans bear interest at 3.98% as of September 30, 2002, and mature in 2006.

   As of September 30, 2002, CNH has various loans totaling $13 million to Case Credit Ltd. These loans bear interest at 3.55% as of September 30, 2002, and mature in the fourth quarter of 2002.

   As of September 30, 2002, New Holland Credit Company has various loans totaling $1 million to Case Credit Holdings Ltd. These loans bear interest at 2.56% as of September 30, 2002, and mature in the fourth quarter of 2002.

   As of September 30, 2002, $105 million of accounts payable and other accrued liabilities are payable to related parties.

Item 2. Management's Analysis of Results of Operations.

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

Net Income

   Case Credit recorded a net loss of $2 million for the third quarter of 2002, as compared to net loss of $12 million in the prior period. Net loss decreased quarter over quarter primarily due to a decrease (on a pre-tax basis) of $6 million in total interest expense combined with a decrease of $8 million in operating expenses.

Revenues

   Case Credit reported total revenues of $90 million for the third quarter of 2002, an increase of $1 million from the prior period. Securitization and servicing fee income decreased $6 million primarily due to reduction in the average amount of serviced retail receivables and a decline in the outstanding balance of interest-bearing certificates retained in asset-backed securitizations. Interest income earned from Case increased $4 million to $14 million due to an increase in affiliated accounts and notes receivable, combined with an increase in subsidized finance programs.

Expenses

   Interest expense for the third quarter of 2002 was $41 million, representing a decrease of $6 million from the third quarter of 2001. The decrease in interest expense resulted from a 47 basis point reduction in the average borrowing costs combined with a 4% reduction in average borrowings.

   Operating expenses decreased $8 million to a total of $53 million in the third quarter of 2002 as compared to $61 million in the third quarter of 2001. This decrease resulted primarily from a $25 million decrease in impairment charges due to no impairment adjustment of the ABS retained interests being required in 2002, as the off-book portfolio continues to perform as expected. Offsetting this decrease, provision for credit losses increased $2 million as a result of higher than estimated losses on the non-core portion of the Company's portfolio. Depreciation expense for equipment on operating lease increased $10 million as changes in market conditions led to the acceleration of depreciation expense as it relates to the estimated residual values of operating lease equipment.

Originations and Serviced Portfolio

   During the third quarter of 2002, Case Credit's serviced portfolio of receivables (related to continuing operations) decreased 11% over the same period last year to $5.7 billion. Gross retail and wholesale receivables originated in the third quarter of 2002 decreased 27% to a total of $1.3 billion versus the same period in 2001. The decreases in the serviced portfolio and originations were due primarily to an effort to reduce dealer inventories and a decline in the agricultural and construction industries.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

Net Income

   Case Credit recorded a net loss of $2 million for the first nine months of 2002, as compared to a net loss of $18 million in the prior period. On a pre-tax basis, the net loss decreased year over year primarily due to an increase in interest margin of $22 million and a decrease of $45 million in operating expenses offset by decreases of $25 million in the net gain on retail and wholesale notes sold and $14 million in securitization and servicing fee income.

Revenues

   Case Credit reported total revenues of $262 million for the first nine months of 2002, a decrease of $59 million from the prior period. Finance income earned on retail and other notes and finance leases and interest income from Case decreased $18 million to $127 million due to a 74 basis point reduction in the average yield, including manufacturer's subsidies, on the on-book assets combined with a 1% reduction in the average amount of on-book assets outstanding during the first nine months. Net gain on retail and wholesale notes sold decreased $25 million primarily due to decreasing interest rates prior to the sales of the 2001 securitizations which increased the yield on the notes sold. Securitization and servicing income declined by $14 million due primarily to a reduction in the average amount of serviced retail receivables and a decline in the outstanding balance of interest-bearing certificates retained in asset-backed securitizations.

Expenses

   Interest expense for the first nine months of 2002 was $104 million, representing a decrease of $37 million from the $141 million reported in the first nine months of 2001. The decrease in interest expense primarily resulted from a 115 basis point reduction in the average borrowing costs combined with a 6% reduction in average borrowings.

   Operating expenses decreased $45 million to a total of $162 million in the first nine months of 2002 as compared to $207 million in first nine months of 2001. Provision for credit losses decreased $35 million from the prior period as credit losses inherent in the Company's portfolio have been estimated to return closer to historic levels and the Company's mitigation efforts continue to reduce the impact of prior years' portfolio diversification efforts into markets that have higher estimated losses than Case Credit's core agricultural and construction equipment businesses. Impairment charges decreased by $25 million due to no impairment of the ABS retained interests being required in 2002, as the off-book portfolio continues to perform as expected. Depreciation expense for equipment on operating leases increased $15 million as changes in market conditions led to the acceleration of depreciation expense as it relates to the estimated residual values of operating lease equipment.

Originations and Serviced Portfolio

   During the first nine months of 2002, Case Credit's serviced portfolio of receivables (related to continuing operations) decreased 11% over the same period last year to $5.7 billion. Gross retail and wholesale receivables originated decreased 7% in the first nine months of 2002 to a total of $4.6 billion versus the same period in 2001. At the same time, gross retail receivables acquired from New Holland Credit Company increased 30% in the first nine months of 2002 to a total of .7 billion versus the same period in 2001. The decreases in the serviced portfolio and originations were primarily due to a decline in the agricultural and construction industries.

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

Dividend Payment

   Pursuant to a debt assumption agreement among Case, CNH, CNH Capital and the Company dated June 26, 2002, Case Credit declared and paid a dividend of $250 million to CNH Capital in the form of debt assumption. CNH Capital then declared and paid a dividend of $250 million to Case in the form of debt assumption. Under the debt assumption agreement, various notes payable to CNH totaling $250 million were transferred first from Case to CNH Capital, and then from CNH Capital to Case Credit. CNH authorized the transfer of these liabilities.

Net Indebtedness

   Case Credit's consolidated net indebtedness, defined as short- and long-term borrowings less cash and cash equivalents, is as follows:

                                             September 30, December 31,
                                                 2002          2001
                                             ------------- ------------
        Short-term borrowings...............    $  899        $  577
        Current maturities of long-term debt       191           140
        Long-term borrowings................       128           327
        Affiliated borrowings...............     2,458         1,990
        Cash and cash equivalents...........       (30)          (69)
                                                ------        ------
        Net indebtedness....................    $3,646        $2,965
                                                ======        ======

   The increase in net indebtedness at September 30, 2002 was primarily due to an increase in total receivables of $323 million, related to the timing of the asset-backed securitization transactions and the dividend payment of $250 million. The additional increase in net indebtedness was due to an increase in affiliated borrowings, which was offset by a corresponding increase in affiliated receivables.

Off-Balance Sheet Financing

  Retail

   During the first nine months of 2002, Case Credit sold $1 billion of retail notes in connection with securitization transactions. Of the $1 billion of retail receivables sold, Case Credit originated $630 million and the remaining $412 million were purchased from New Holland Credit Company. During the first nine months of 2001, an indirect limited-purpose business trust organized by Case Credit issued $880 million of asset-backed securities to outside investors. As of September 30, 2001, Case Credit had sold $72 million of retail notes to the trust in connection with a prefunded 2000 securitization and $900 million of retail notes to the trust in connection with the 2001 securitization. Of the $972 million of retail receivables sold to the trust, Case Credit originated $597 million and the remaining $375 million were purchased from New Holland Credit Company. The proceeds from the sale of retail notes during the first nine months of 2002 and 2001 were used to repay outstanding debt and to finance the purchase of additional receivables.

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

   On June 26, 2002, Moody's affirmed the senior debt rating of Case Credit at Ba2 with a negative outlook. In addition, Moody's downgraded the senior debt rating of Fiat from Baa2 to Baa3 and downgraded its short-term rating from P-2 to P-3 with a negative outlook. On August 28, 2002, Dominion Bond Rating Service affirmed the senior debt rating of Case Credit Ltd. (Canada) at BBB
(low) with a stable trend. On November 1, 2002, Standard & Poor's placed Fiat's A-3 short-term debt rating on CreditWatch with negative implications. On

November 5, 2002, Standard & Poor's affirmed CNH's BB debt rating and removed all ratings from CreditWatch. On November 8, 2002, Moody's placed Fiat's Baa3 long-term rating on CreditWatch with negative implications. In addition, Moody's placed the Ba2 long-term rating of Case and Case Credit on CreditWatch with negative implications. Further ratings downgrades of either the Company's, its parents' or Fiat's debt could adversely affect its ability to access the capital markets or borrow funds at similar rates. Due to these rating agency actions, the Company has decided to continue to access the asset-based commercial paper markets in both the United States and Canada for its financing needs.

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

  Outlook

   The outlook for CNH's agricultural equipment and construction equipment markets is consistent with statements made by CNH in its Form 6-K filing on October 24, 2002. The financial services operations are directly impacted by the performance of CNH.

  New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that, effective January 1, 2002, existing goodwill and intangible assets with indefinite lives are no longer subject to amortization over their estimated useful life, but rather are subject to at least an annual assessment for impairment by applying a fair value based test. During the quarter ended September 30, 2002, the Company had a third party appraise the fair value of the Company's reportable units, including goodwill. The Company has defined its reportable units to coincide with its operating segments, which are organized on a geographical basis. The assessment resulted in no goodwill impairment, as the fair value of each reportable unit exceeded the carrying amount of such unit's assets and liabilities, including goodwill.

   In July 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement broadens the rules for application and disclosure of discontinued operations as well as clarifies the criteria for recording and reporting the impairment of long-lived assets. The Company's sale of its Australian legal entities to CNH qualifies as a discontinued operation under this guidance. As such, the results of operations for these entities have been presented in a separate caption following "Net loss from continuing operations" in the accompanying Consolidated Statements of Income for all periods presented.

   This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained or incorporated by reference in this report are forward-looking statements. These statements include terminology such as "may,"

"will," "expect," "should," "intend," "estimate," "anticipate," "believe," or similar terminology. These statements are based upon current projections, estimates and beliefs and involve risks and uncertainties. Some significant factors for CNH that could cause actual results to differ include general economic and capital market conditions, the cyclical nature of its business, foreign currency movements, hedging practices, CNH's and its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in environmental laws, employee and labor relations, weather conditions, energy prices, real estate values, animal diseases, crop pests, harvest yields, government farm programs and consumer confidence, housing starts and construction activity, concerns pertaining to genetically modified organisms, pension and health care costs, fuel and fertilizer costs. Additionally, CNH's achievement of the anticipated benefits of the merger of New Holland and Case, including the realization of expected annual operating synergies, depends upon, among other things, industry volumes, as well as CNH's ability to integrate effectively the operations and employees of New Holland and Case, and to execute its multi-branding strategy. Further information concerning factors that could significantly impact expected results is included in the following sections of CNH's Form 20-F for 2001, as filed with the Securities and Exchange
Commission: Key Information; Information on the Company; Operating and Financial Review and Prospects; Directors, Senior Management and Employees; and Financial Information. Further information concerning factors that could significantly impact expected results is also included in the following sections of the Case Credit Annual Report on Form 10-K for 2001, as filed with the Securities and Exchange Commission: Item 1 Business and Item 7 Management's Analysis of Results of Operations.

Item 4. Controls and Procedures.

   Case Credit management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

                                   PART II.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits.

   A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

   (b) Reports on Form 8-K.

   On August 8, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to report that CNH had dismissed its independent public accountants, Arthur Andersen LLP, and had retained Deloitte & Touche LLP as its new independent public accountants.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CASE CREDIT CORPORATION

                                              By  /S/  WILLIAM J. MCGRANE, III
                                                  -----------------------------
                                                     William J. McGrane, III
                                                    Vice President and Chief
                                                        Financial Officer
                                                    (Principal Financial and
                                                     Accounting Officer and
                                                     Director and Authorized
                                                    Signatory for Case Credit
                                                          Corporation)

Date: November 12, 2002

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   CERTIFICATION PURSUANT TO SECTION 302 OF
                        THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

   I, Mario Ferla, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Case Credit Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              By        /S/  MARIO FERLA
                                                  -----------------------------
                                                           Mario Ferla
                                                   Chief Executive Officer and
                                                     Chief Operating Officer
                                                    (Principal Executive and
                                                     Operations Officer and
                                                     Director and Authorized
                                                    Signatory for Case Credit
                                                          Corporation)

Date: November 12, 2002

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   CERTIFICATION PURSUANT TO SECTION 302 OF
                        THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

   I, William J. McGrane, III, certify that:
      1. I have reviewed this quarterly report on Form 10-Q of Case Credit Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              By  /S/  WILLIAM J. MCGRANE, III
                                                  -----------------------------
                                                     William J. McGrane, III
                                                    Vice President and Chief
                                                        Financial Officer
                                                    (Principal Financial and
                                                     Accounting Officer and
                                                     Director and Authorized
                                                    Signatory for Case Credit
                                                          Corporation)

Date: November 12, 2002

             CASE CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit 12   Computation of Ratio of Earnings to Fixed Charges

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002